Form 10KSB
period 2007-12-31
Epazz Inc
filed 2008-04-10
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-139117

EPAZZ, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 East Ohio, Suite 250
Chicago, IL 60611
(Address of principal executive offices)

(312) 955-8161
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B)
 OF THE EXCHANGE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G)
 OF THE EXCHANGE ACT:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ].

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X].

The issuer had no revenues for the fiscal year ended December 31, 2007.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of March 27, 2008 was $2,110,937.

At April 8, 2008, there were 39,482,940 shares of the issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [  ]  No [X].

TABLE OF CONTENTS

PART I

ITEM 1.	DESCRIPTION OF BUSINESS	4

ITEM 2.	DESCRIPTION OF PROPERTY	9

ITEM 3.	LEGAL PROCEEDINGS	9

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	9

PART II

PART III

PART I

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., UNLESS OTHERWISE STATED.

ITEM 1.  DESCRIPTION OF BUSINESS

EPAZZ, Inc. was incorporated in the State of Illinois on March 23, 2000, to create software to help college students organize their college information and resources. The idea behind EPAZZ was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software used to retain their relationships with clients, employees, vendors and partners.

EPAZZ, Inc. developed a web portal infrastructure operating system product called BoxesOS v3.0. BoxesOS provides a web portal infrastructure operating system designed to increase the satisfaction of key stakeholders (students, faculty, alumni, employees, and clients) by enhancing the organizational experience through the use of enterprise web-based applications to organize their relationships and improve the lines of communication. BoxesOS decreases an organization’s operating expenses by providing development tools to create advanced web applications. The applications can be created by non-technical staff members of each institution. BoxesOS creates sources of revenue for Alumni Associations and Non-Profit organizations through utilizing a web platform to conduct e-commerce and provides e-commerce tools for small businesses to easily create "my accounts" for their customers. It further reduces administrative costs, by combining technology applications into one package, providing an alternative solution to enterprise resource planner (“ERP”) modules and showing a return on investment for institutions by reducing the need for 3rd party applications license fees. BoxesOS can also link a college or university’s resources with the business community by allowing businesses to better train their employees by utilizing courseware development from higher education institutions.

Effective May 1, 2005, we affected a 20:1 forward stock split of our issued and outstanding common stock.  All share amounts listed throughout this report retroactively take into account the forward split.

Recent Events:

On February 25, 2008, we entered into a non-binding letter of intent (the “Letter of Intent”) to acquire 100% of the outstanding shares of two proprietary office efficiency software companies based in Chicago, Illinois (collectively the “Target Company”).  The total cost of the acquisition of the Target Company pursuant to the Letter of Intent is $420,000.  The Company currently hopes to raise approximately $200,000 through the sale of equity, and plans to borrow the additional $220,000, however, the Company has not received any of this funding to date, and as such, there can be no assurance that such funding will be raised on favorable terms, if at all.  The closing of the acquisition is to occur on April 30, 2008 (the “Closing”), funding permitting, and the Company is required to have funding in place to complete the acquisition by April 7, 2008 (the “Funding Date”).  The Company has paid $10,000 as deposit on the acquisition to date, which amount is refunded to the Company in the event the Company terminates the Letter of Intent and to the Target Company, in the event the Target Company terminates the Letter of Intent, as described below.

The Letter of Intent can be terminated by the mutual consent of both parties, by the Company at any time while conducting due diligence, by the Target Company, if the Company materially breaches any covenant under the Letter of Intent, or by the Company, if the Target Company breaches any term of the Letter of Intent.

The Company does not currently have sufficient cash on hand to complete the acquisition and is currently taking steps to raise additional funding through the sale of debt and/or equity securities.  There can be no assurance that the Company will have sufficient funds to complete the acquisition by the Closing date or the Funding Date, that the parties will be able to agree to binding terms for the definitive agreement in connection with the acquisition, that the funds required for the acquisition will be raised on favorable terms, if at all, or that such acquisition will be consummated by the Company.

Our Product

EPAZZ BoxesOS v3.0 (Web Infrastructure Operating System) is EPAZZ's flagship product. It is the core package of EPAZZ’s products and services. EPAZZ BoxesOS integrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

Services include:

Single sign-on: Provides a powerful single-sign-on with security procedure to product users’ information and identity.
Course Management System: Manage distance, traditional courses and Calendar.
Enterprise Web Site Content Management: Manage public sites with multi contributors.
Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.
Email Management: Email server and web client.
Instant Messenger Services: Instant messaging and alerts.
Customer Relationship Management: Prospective students and alumni.
Calendar/Scheduler Management: Event directory, groupware, and personal calendar.
Administrative Support Services: Online payment services.
Business Services: Facility Management and Online Bookstore.

BoxesOS software provides:

Web Portal Component

BoxesOS Web Portal Component is a gateway to all of an organization’s online services and information resources. The Web Portal Component provides a Personal Information System, which refers to the user's entire online environment - the user’s resources, information, graphics, color, layout, and organization. All resources are customizable. The Web Portal Component simplifies organizations’ ability to create and deploy custom web applications with a common graphic user interface and connectivity to the back-end systems.

Administrative Content Management

BoxesOS Content Management Component provides an organization with enterprise level tools for creating, managing, organizing, archiving and sharing content. Content can be delivered in many forms such as web pages, emails, polls, documents, web forms, rich site summaries (“RSS”), and “hot news.” The Content Management Component enables staff members with little technical skills to create web pages and processes without having any programming skills.

Work Hub

Work Hub provides a host of applications that can empower an organization to increase productivity while decreasing costs. Work Hub helps to manage work flow throughout an organization. Senior management is able to view a document for approval before it is sent out to a client. A Company can view all projects of the enterprise in one page. Some of the applications in Work Hub are products/services management, project management, invoice management, time management, content management and sales management. Work Hub has clear graphic charts with detail reports on many areas.

Central Repository

BoxesOS Central Knowledge Repository is a collection and indexing of shareable content. Central Knowledge Repository installs a server index application on the Windows 2003 platform to identify an organization’s current knowledge assets. All knowledge assets will be imported into a storage device. The server index application will import the knowledge assets into a temporary folder before moving into a main folder. The server index application will prompt the organization’s administrators to add detailed information about the knowledge assets into the database by using a web form. These forms will allow the administrators to add custom fields; therefore, allowing the organization to add custom information to the database in the present and at a future date. The organization would be able to group their knowledge objects by program, course, subject, topic, users, content, or date.

ViewPoint

ViewPoint is BoxesOS central communication hub, calendaring, contact management and scheduling system. ViewPoint works with or can be used as an alternative to MS Outlook/MS Exchange Server. The web applications provide the institution with an extensive range of options including communication system email web client and an email server. Email applications provide features you would find on popular web-based e-mail providers. ViewPoint provides robust threaded discussion boards and a “chatting” environment. ViewPoint provides each user with a personal calendar, which notifies users of scheduling conflicts and appointments priorities. ViewPoint makes it easy to create group calendars and public calendars. With the ViewPoint scheduling system users are able to schedule group meetings together. The scheduling system will view each user's calendar to see the next available time and date the group can meet.

Learning Management System

BoxesOS My Courses is an extensive application for learning management, and e-learning. My Courses is an effective means for managing traditional courses, distance learning courses, and self-paced courses. My Courses is a powerful communication tool that can be effectively used by students, instructors, employees and corporate trainers to make information flow easily, clearly and faster. My Courses provides a robust grade book, powerful authoring content tools, easy to use drop box, sharable folders, wide-ranging course calendar and many more features all designed  to provide customization to key stakeholders. Organizations will be able to train their employees on systems using My Courses self-paced settings, as well as test candidates on their skill sets before they are hired.

Single Sign-on

Single Sign-on provides organizations the ability to log into multiple systems with a single unique username and password. The username and password authenticates the user’s credentials to make sure the person who is accessing the data is authorized to. BoxesOS uses Microsoft Active Directory Identity Management to accomplish single sign on. Microsoft Active Directory allows institutions to centrally manage and share user information. Active Directory also acts as the single sign on point for bringing systems and applications together. BoxesOS user management integrates with Active Directory.

Pathways Real-time Integration

EPAZZ Pathways is an integration suite enabling real-time connectivity with ERP and Legacy systems. Pathways integration suite allows organizations to retrieve data from ERPs and write data back to ERPs in real-time.

Small Business Market

Businesses face issues about how to retain their relationships with different stakeholders. BoxesOS enables businesses to enhance their existing IT systems by connecting them together and making them work together. Businesses are able to see their data in a common interface, from their databases and use the data to create custom applications.

Many of BoxesOS competitors' products are too costly for small and medium size businesses. Portal and ERP vendors’ license fees can be beyond the scope of many small and medium sized businesses budgets. Many businesses do not have a large IT department to develop portal or web solutions on their own. Businesses sometimes hire IT consulting firms, which provide them with a portal framework, but not a total solution, like BoxesOS. When an IT consulting firm is finished on a particular job businesses need to maintain their own system. BoxesOS provides a better return on investment because organizations are buying into a community of users which share the maintenance cost and provide critical user feedback. BoxesOS decreases the need for 3rd party applications or consulting firms.

BoxesOS offers small and medium size businesses with a portal, courseware, website management, email servers, customer relationship management and e-commerce applications, which integrates into the business’s back-end systems within 12 to 16 weeks. BoxesOS provides a common user interface; furthermore BoxesOS content management, workflow engine, and auto-processing enable businesses’ users with no programming experience to create custom web applications to perform tasks as processing traveling expenses.

BoxesOS enables businesses, institutions and associations to create custom application without spending additional capital on programmers or 3rd party programs. BoxesOS is a complete solution, which helps organizations avoid the cost of purchasing 3rd party programs. Most small businesses and small colleges and universities simply do not have the resources to have a complete IT department. BoxesOS truly provides a way for companies to decrease their administrative costs by providing an all-in-one solution at a reasonable cost.

Sales & Marketing

EPAZZ uses telemarketing and email campaigns to meet with key decision makers in order to demonstrate the significant customer satisfaction, cost savings, and revenue enhancement benefits they can realize by using the EPAZZ systems.

EPAZZ plans to contract with independent sales representatives as independent contractors for IT sales. Independent representatives are independent contractors who work on a performance basis and are located throughout the United States. EPAZZ will pay commission on sales. Since the sales teams will be independent and not employees of EPAZZ we do not plan to pay such sales representatives salaries, travel expenses or office expenses. Furthermore, EPAZZ we believe that we will be able to enter into more markets at less cost allowing us to invest more in product development.

 EPAZZ hopes to receive revenues from the following sources; however, we generated no revenues for the year ended December 31, 2007:

1.	Product: One time License fee.

2.	Maintenance: Annual support service packages.

3.	Partnership: Access fees, commissions.

4.	Business Services: Subscription fees from relationship programs for universities and the business community.

5.	Technical consulting services: Ongoing fees from upgrades.

6.	Online services: enhanced membership fees and pay-per-use fees from the stakeholders.

7.	License Technology: License and royalties for EPAZZ technology in Data Centers for providing ASP (Application Service Providers).

Research and Development

Over the previous two years we have issued 1,000,000 Class A Common Shares to software developers in consideration for research and product development of BoxesOS.  The Company has spent no other resources on research and development activities for the fiscal years ended December 31, 2007 and December 31, 2006.

Employees

Assuming we begin selling products, we plan to rely on outside consultants in an attempt to control our costs and expenses. As of December 31, 2007, we employed one full-time employee, our Chief Executive Officer, Shaun Passley. None of our employees are covered by a collective bargaining agreement.

Competition

The environment for our products and services is intensely competitive. Our current and potential competitors include many large and well capitalized software companies and many smaller less-known software companies.

We believe that the principal competitive factors in our market segments include selection, price, availability, convenience, brand recognition, customer service, reliability, ease of use, and ability to adapt to changing conditions, as well as our future customers' overall trust in the entire experience in transactions with us.

Our overall market is intensely competitive, and there are a number of other competitors that are much larger than us and have significantly greater resources at their disposal. We believe that our product offerings are competitive with others in the marketplace; however, we do not have a dominant market share.

Intellectual Property

We received a trademark for “EPAZZ” on March 5, 2002 (Serial Number 75930172). We regard our trademark, copyrights, domain names, trade dress, trade secrets, proprietary technologies, and similar intellectual property as important to our success, and we plan to rely on trademark and copyright law, trade-secret protection, and confidentiality and/or license agreements with our employees, customers, partners, and others to protect our proprietary rights.

Policing unauthorized use of our proprietary rights is inherently difficult, and we may not be able to determine the existence or extent of any unauthorized use. The protection of our intellectual property may require the expenditure of significant financial and managerial resources. Moreover, we cannot be certain that the steps we take to protect our intellectual property will adequately protect our rights or that others will not independently develop or otherwise acquire equivalent or superior technology or other intellectual property rights.

The higher education sector needs to serve and find new customers (students), needs to manage interactions with employees, needs to obey government regulations and needs to conduct fund raising campaigns. Thus, a product for the higher education industry can also be customized for businesses, school districts, government agencies and non-profit organizations. Our current version of BoxesOS can be deployed at colleges, universities, businesses, school districts, government agencies and non-profit organizations. In addition to small colleges and universities, EPAZZ targets businesses’ customers with between 250-2,500 employees. Many of these small colleges and universities and businesses do not have large IT departments to develop applications on their own. EPAZZ provides solutions to decrease operating expenses, improve workflow, enhance communication, enhance online collaboration and manage customers’ relationships.

 ITEM 2.  DESCRIPTION OF PROPERTY

The Company's executive offices are located at 445 E. Ohio St Suite 250 Chicago, IL 60611.  The Company occupies this space at $305 per month sub lease on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the period of this report.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Series A Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "EPAZ" since January 24, 2008. As of April 8, 2008, the Company had approximately 39,482,940 shares of Series A Common Stock outstanding held by approximately 60 shareholders of record.

As of April 8, 2008, the Company had approximately 2,500,000 shares of Series B Common Stock outstanding, all of which is held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Series B Common Stock.

CLASS A COMMON STOCK, CLASS B COMMON STOCK AND SERIES A PREFERRED STOCK

Rights to Dividends and on Liquidation. Each share of Class A Common Stock and Class B Common Stock is entitled to share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock) when and as declared by our Board of Directors. Upon liquidation, each share of Class A Common Stock and Class B Common Stock is entitled to share equally in our assets available for distribution to the holders of those shares. Any outstanding Preferred Stock would rank senior to the Class A Common Stock and Class B Common Stock in respect of liquidation rights and could rank senior to that stock in respect of dividend rights.

Voting--General. All voting power is vested in the holders of Class A Common Stock, Class B Common Stock, and Series A Preferred Stock voting together without regard to class but with votes determined as described below. However, we could in the future create a series of Preferred Stock with voting rights equal to or greater than our Class A Common Stock or Class B Common Stock ("Full Voting Preferred Stock").

Each holder of Class A Common Stock is entitled to one vote per share, and each holder of Class B Common Stock is entitled to 100 votes per share. Each holder of Series A Preferred Stock is entitled to one vote per share.

Non-Cumulative Voting Rights. Our Class A Common Stock and Class B Common Stock and Series A Preferred Stock, as well as any Full Voting Preferred Stock we may issue, do not have cumulative voting rights.

Voting by Class. Holders of our Class A Common Stock and Class B Common Stock and Series A Preferred Stock, vote as one class.

Miscellaneous Rights and Provisions. There are no preemptive rights, subscription rights, or redemption provisions relating to our Class A Common Stock and Class B Common Stock and Series A Preferred Stock and none of the shares carries any liability for further calls. Our Series A Preferred Stock is not convertible into any other securities. We are not obligated to redeem or retire the Series A Preferred Stock.

Ranking. The Series A Preferred Stock ranks senior to the Class A Common Stock and Class B Common Stock with respect to dividends and upon liquidation.

Dividends

We have not paid any dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We intend to retain any earnings to finance the growth of the business.  We cannot assure you that we will ever pay cash dividends.  Whether we pay any cash dividends in the future will depend on the financial condition, results of operations and other factors that the Board of Directors will consider.

Sales of Unregistered Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Critical Accounting Policies:

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement.  Actual results could differ from those estimates.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable and collectibility is reasonably assured.

Recently Issued Accounting Pronouncements.  Epazz does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Epazz results of operations, financial position or cash flow.

FORWARD LOOKING STATEMENTS:

The following discussion of our financial condition and plan of operation should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management’s Discussion and Analysis or Plan of Operation describes the matters EPAZZ considers to be important to understanding EPAZZ’s history, technology, current position, financial condition and future plans. Our fiscal year begins on January 1 and ends on December 31.

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we can not guarantee future results, levels of activity, performance or achievement.

PLAN OF OPERATION

During the next twelve months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

•      We plan to seek out opportunities to sell our software to clients. We plan to raise additional capital though the sale of additional equity or the placement of debt. The proceeds of the additional financing will be used solely for working capital to assist in the payment of expenses such as salaries, professional services and overhead cost and hopefully to affect the purchase of the Target Company described above, of which there can be no assurance.

•      We intend to implement our sales and marketing efforts by preparing sales materials and by management’s attendance at various industry conferences and meeting with potential customers. We plan to build relationships with educational institutions across the United States. We believe this strategy will be an important part of our early growth.

•      We may begin to review potential acquisitions, such as the proposed acquisition of the Target Company, and seek investment partners in order to raise the necessary funds to acquire any operating business. Such partners may include banks, investment funds and broker-dealers, and management intends to utilize its contacts among these entities to facilitate such a relationship. We have no potential investment partners at this time nor have we entered into any discussions with any such potential partners. The funding of the cash required to consummate any acquisition will likely consist of a private placement of debt and/or our equity securities possibly through the assistance of a broker dealer. We may also use our common stock or securities that are convertible into shares of our common stock and we believe that such a placement would not result in any change in our control. However, the specific amount, timing and terms of any such placement will not be known until a purchase agreement has been executed by us and is reviewed by any potential investment partner.

•      We plan to continue to seek out sales opportunities. In addition, we plan to continue to pursue potential acquisitions and if we execute a purchase agreement to acquire a business we will work to raise the necessary financing to consummate the acquisition.

• We intend to actively recruit new board members with appropriate experience and hire a corporate staff.

We believe we can satisfy our cash requirements for the next two months with our current cash on hand. As such, continuing operations and completion of our plan of operation, including the proposed purchase of the Target Company, as described above, is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total approximately $150,000, not including the significant funds we will need to raise to complete the acquisition of the Target Company, which there can be no assurance will be raised. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our software. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from sales to cover our operating expenses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2006

For the year ended December 31, 2007, we had revenue of $0 compared to revenue of $11,416 for the year ended December 31, 2006. Revenue decreased in 2007 as compared to 2006 due to no projects being completed in 2007.

Operating expenses for the year ended December 31, 2007 totaled $135,657 compared to $624,506 for 2006, a decrease of $488,849 or 78.3%. Operating expenses decreased in 2007 as compared to 2006 primarily as a result of the $530,988 decrease in general and administrative expenses, offset by the $43,677 increase in cost of revenue.

We had cost of revenue of $44,335 for the year ended December 31, 2007 compared to cost of revenue of $658 for the year ended December 31, 2006, an increase of $43,677 from the prior year.  This increase in cost of revenue is primarily due to our redesign of BoxesOS for the general business community instead of such software only being tailored towards colleges.

General and administrative expenses decreased by $530,988 or 85.4% to $90,701 for the year ended December 31, 2007 compared to general and administrative expenses of $621,689 for the year ended December 31, 2006.  This decrease in general and administrative expenses is due to only limited marketing of BoxesOS being undertaken during the year ended December 31, 2007, compared to the year ended December 31, 2006, when the Company undertook more significant marketing activities.

We had depreciation expense of $621 for the year ended December 31, 2007 compared to $2,159 for the year ended December 31, 2006.

Interest expense was $17,020 for the year ended December 31, 2007 compared to $5,994 for 2006, an increase of $11,026 or 184% from the prior period. Interest expense increased for the year ended December 31, 2007 because we borrowed additional funds from our CEO and against a bank line of credit during the year ended December 31, 2007, as described below.

We had a net loss of $152,658 for the year ended December 31, 2007 compared to a net loss of $618,989 for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $3,016 as of December 31, 2007.

We had negative working capital of $111,967 and a total accumulated deficit of $1,673,203 as of December 31, 2007.

We had net cash used in operating activities of $140,501 for the year ended December 31, 2007, which was mainly due to $152,658 of net loss, offset by $11,536 of change in accounts payable and accrued liabilities.

We had $1,242 of net cash used in investing activities for the year ended December 31, 2007 for the purchase of fixed assets.

We had $139,378 of net cash provided by financing activities during the year ended December 31, 2007, which represented $100,000 of borrowing from debt and $42,433 of proceeds from loans payable to related parties, offset by $3,055 of repayment of debt.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.75% as of March 27, 2008, with the prime rate at 5.25% as of that date), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under a verbal agreement.  The loans bear interest at 15% interest.  At December 31, 2007, the outstanding balance was $92,235.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

RISKS RELATED TO OUR BUSINESS

We will need to raise additional funds in the future to continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We currently anticipate that we will only be able to continue our business operations for the next two (2) months with our current cash on hand and will need approximately $150,000 to continue our operations for the next 12 months, not including any funds we will need in connection with the acquisition of the Target Company.  We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2008 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

We will require a significant amount of additional financing to complete our planned Target Company acquisition.

On February 25, 2008, we entered into a non-binding letter of intent (the “Letter of Intent”) to acquire 100% of the outstanding shares of two proprietary office efficiency software companies based in Chicago, Illinois (collectively the “Target Company”).  The total cost of the acquisition of the Target Company pursuant to the Letter of Intent is $420,000.   We will need to raise additional funds in order to acquire the Target Company. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities, you may experience significant dilution of your ownership interest, and the newly-issued securities may have rights senior to those of the holders of our common stock. If we raise additional funds by obtaining loans from third-parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility, and would also require us to fund additional interest expense. If additional financing is not available when required or is not available on acceptable terms, we may be unable to successfully complete the acquisition of the Target Company, which could materially adversely affect our software and services offerings, revenue, results of operations and financial condition. We have not currently raised any funds in connection with the planned purchase of the Target Company.

If we are deemed to be a “shell company,” shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” however, we may be deemed to be a “shell company.” If we are deemed to be a “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for a period of one year; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed a “shell company,” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

We have a limited operating history on which to evaluate our business which makes it difficult to predict future operating results.

Our business prospects are difficult to predict because of our limited operating history, unproven business strategy and unproven product. Since our inception in March 2000, it has been our business plan to design, develop and distribute our sole product - BoxesOS. BoxesOS is enterprise software for higher education institutions and enterprises. BoxesOS has yet to be introduced to the mainstream market and there is no guarantee that our product will be able to generate any significant revenues. To the extent that we are able to implement our business plan, our business will be subject to all of the problems that typically affect a business with a limited operating history, such as unanticipated expenses, capital shortfalls, delays in design and manufacturing and possible cost overruns.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

EPAZZ has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. EPAZZ incurred significant net losses since its inception in March 2000, including a net loss of $152,658 and $618,988 for the years ended December 31, 2007 and 2006, respectively. As of December 31, 2007, EPAZZ had an accumulated deficit of $1,673,203. We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our product, build relationships with future customers, build a distribution channel for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $150,000 to sustain our operations for the next 12 months, not including the purchase of the Target Company. We anticipate only being able to continue our operations for the next two months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

Our independent registered public accountants indicate that we have conditions that raise substantial doubts that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

GBH CPAs, PC, our independent registered public accountants, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements contained herein indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock. Additionally, shares issued in our planned offering will cause immediate and substantial dilution to our existing shareholders.

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. We currently plan to undertake an offering of our securities in connection with the planned acquisition of the Target Company, which would cause a significant increase in the number of outstanding shares which we currently have, and would cause immediate and substantial dilution to our existing shareholders.  Additionally in the future, shareholders, including our President and Chief Executive Officer, and any shareholders who purchase shares in the planned offering may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, if Epazz remains a reporting company, a non “affiliate” stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may sell their securities free of any volume limitations. Rule 144 also permits, under certain circumstances, the sale of securities, with certain volume limitations, by an affiliate, if the Company is a reporting company, the “affiliate” has held such shares for six months, and the Company continues to file periodic reports with the commission.  The rules are different however for non-reporting companies in that non-“affiliate” and “affiliate shareholders must hold their securities for at least a year, and no sales by “non-affiliates” are able to be made unless certain requirements are met, including, but not limited to that there is current public information available regarding the Company and the “affiliate” complies with the applicable volume limitations.  The disclosures in this paragraph assume for all purposes that the Company is not a “shell company,” as described above. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our business is based on a single unproven product, and we may not be able to generate significant revenue if our product fails.

We have one product line. Our business and ability to generate revenue will depend on our ability to successfully develop and commercialize our only product type — our BoxesOS software — which currently has a very limited market. We may experience unforeseen difficulties during our development of a market for our product, which may require us to expend a significant amount of resources. Any problems with the product could affect the commercial viability of the product.

Further, even if we are able to release our product into the broad market, there can be no assurance that it will be well-received by the market or that it will generate any substantial revenue. Accordingly, our failure to generate revenue from our sole product type will have a significant negative impact on our business and results of operation, and shareholders in our company may lose all or part of their investment.

Our success depends in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business.

We may not be successful in achieving market acceptance of our recently released products, any other new products that we develop or any enhanced versions of our existing products that we introduce. Any failure or delay in diversifying our existing product offerings could harm our business, results of operations and financial condition.

Our future success depends in part on our ability to develop enhancements to our existing products and to introduce new products that keep pace with rapid technological developments. We must continue to modify and enhance our products to keep pace with changes in technologies. We may not be successful in developing these modifications and enhancements or in bringing them to market in a timely manner. In addition, uncertainties about the timing and nature of new technologies and platforms or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our products to operate effectively with future network platforms and technologies could reduce the demand for our products, result in customer dissatisfaction and harm our business.  Additionally, accelerated product introductions and short product life cycles require high levels of expenditures for research and development that could adversely affect our operating results.

Our operating results are difficult to predict and fluctuate substantially from quarter to quarter and year to year, which may increase the difficulty of financial planning and forecasting and may result in declines in our stock price.

Our future operating results may vary from our past operating results, are difficult to predict and may vary from year to year due to a number of factors. Many of these factors are beyond our control. These factors include:

• the potential delay in recognizing revenue from transactions due to revenue recognition rules which we must follow;

• customer decisions to delay implementation of our products;

• any seasonality of technology purchases;

• demand for our products, which may fluctuate significantly;

• the timing of new product introductions and product enhancements by both EPAZZ and our competitors;

• changes in our pricing policy; and

• the publication of opinions concerning us, our products or technology by industry analysts.
As a result of these and other factors, our operating results for any fiscal year will be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. It is likely that our future quarterly and annual operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of our common stock.

Defects or errors in our software could adversely affect our reputation, result in significant costs to us and impair our ability to sell our software.

If our software is determined to contain defects or errors, our reputation could be materially adversely affected, which could result in significant costs to us and impair our ability to sell our software in the future. The costs we would incur to correct product defects or errors may be substantial and would materially adversely affect our operating results. After the release of our software, defects or errors may be identified from time to time by our internal team and by our clients. Such defects or errors may occur in the future.

Any defects in our applications, or defects that cause other applications to malfunction or fail, could result in:

• lost or delayed market acceptance and sales of our software;

• loss of clients;

• product liability suits against us;

• diversion of development resources;

• injury to our reputation; and

• increased maintenance and warranty costs.

Our market is subject to rapid technological change and if we fail to continually enhance our products and services in a timely manner, our revenue and business would be harmed.

We must continue to enhance and improve the performance, functionality and reliability of our products and services in a timely manner. The software industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render the our products and services obsolete. Our failure to continually enhance our products and services in a timely manner would adversely impact our business and prospects. Our success will depend, in part, on our ability to internally develop and license leading technologies to enhance our existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of our future customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Our product development efforts with respect to our BoxesOS product is expected to continue to require substantial investments by EPAZZ, and we may not have sufficient resources to make the necessary investments. If we are unable to adapt our products and services to changing market conditions, customer requirements or emerging industry standards, we may not be able to maintain or increase our revenue and expand our business.

Our management has no senior management experience in the software industry which may hinder our ability to manage our operations.

Our Company is a new software company and our management has limited experience managing in our industry and our management and employees have limited experience developing and selling software. The lack of experience in software design and sales may make it difficult to compete against companies that have more senior management and design experience. We expect to add additional key personnel in the future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

Our lack of product diversification means that any decline in price or demand for our products and services would seriously harm our business.

Our BoxesOS product and related services have accounted for substantially all of our revenue and this situation is expected to continue for the foreseeable future. Consequently, a decline in the price of, or demand for BoxesOS or related services, or its failure to achieve broad market acceptance, would seriously harm our business.

Significant unauthorized use of our products would result in material loss of potential revenues and our pursuit of protection for our intellectual property rights could result in substantial costs to us.

EPAZZ’s software is planned to be licensed to customers under license agreements, which license may include provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of our products will likely be difficult and, while we are unable to determine the extent to which piracy of our software products exists, any significant piracy of our products could materially and adversely affect our business, results of operations and financial condition. In addition, the laws of some foreign countries do not protect the proprietary rights to as great an extent as do the laws of the United States and our means of protecting our proprietary rights may not be adequate.

We may face product liability claims from our future customers which could lead to additional costs and losses to the Company.

Our license agreements with our future customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the license agreements may not be effective under the laws of some jurisdictions. A successful product liability claim brought against EPAZZ could result in payment by EPAZZ of substantial damages, which would harm its business, operating results and financial condition and cause the price of its common stock to fall.

We may not be able to respond to technological changes with new software applications, which could materially adversely affect our sales and profitability.

The markets for our software applications are characterized by rapid technological changes, changing customer needs, frequent introduction of new software applications and evolving industry standards. The introduction of software applications that embody new technologies or the emergence of new industry standards could make our software applications obsolete or otherwise unmarketable. As a result, we may not be able to accurately predict the lifecycle of our software applications, which may become obsolete before we receive any revenue or the amount of revenue that we anticipate receiving from them. If any of the foregoing events were to occur, our ability to retain or increase market share could be materially adversely affected.

To be successful, we need to anticipate, develop and introduce new software applications on a timely and cost-effective basis that keep pace with technological developments and emerging industry standards and that address the increasingly sophisticated needs of our future customers and their budgets. We may fail to develop or sell software applications that respond to technological changes or evolving industry standards, experience difficulties that could delay or prevent the successful development, introduction or sale of these applications or fail to develop applications that adequately meet the requirements of the marketplace or achieve market acceptance. Our failure to develop and market such applications and services on a timely basis, or at all, could materially adversely affect our sales and profitability.

Our failure to offer high quality customer support services could harm our reputation and could materially adversely affect our sales of software applications and results of operations.

Our future customers, if any, will depend on us to resolve implementation, technical or other issues relating to our software. A high level of service is critical for the successful marketing and sale of our software. If we do not succeed in helping our customers quickly resolve post-deployment issues, our reputation could be harmed and our ability to make new sales or increase sales to customers could be damaged.

We expect to rely on off-shore independent contract service providers and, as a result, will be exposed to potential service problems from those providers.

Certain company functions, such as software development, will be provided through off-shore contract providers. Any material disruption or slowdown in service resulting from telephone or Internet failures, power or service outages, natural disasters, labor disputes, or other events could make it difficult or impossible to provide adequate off-shore services. Furthermore, we may be unable to attract and retain an adequate number of competent software developers, which is essential in creating a favorable customer experience. In addition, because our outsourced software development is located in India, we may experience difficulties in training or monitoring the level of support provided. If we are unable to continually provide adequate and trained staffing for our software development operations, our reputation could be seriously harmed and our sales could decline. Further, we cannot assure you that our needs will not exceed our capacities. If this occurs, we could experience delays in developing software and addressing customer concerns. Because our success depends in large part on keeping our future customers satisfied, any failure to provide satisfactory levels of software development would likely impair our reputation and we could lose customers.

Our business could be harmed if our independent third party contractors violate labor or other laws.

Once we are able to retain them, our independent contract third party contractors may not operate in compliance with applicable United States and foreign laws and regulations, including labor practices. If one of any of our possible future independent contractors violates labor or other laws or diverges from those labor practices generally accepted as ethical in the United States, it could result in adverse publicity for us, damage our reputation in the United States or render our conduct of business in a particular foreign country undesirable or impractical, any of which could harm our business.

Our future success depends on our ability to respond to changing customer demands, identify and interpret trends and successfully market new products.

The software industry is subject to rapidly changing customer demands, particularly in the “enterprise” market that we intend to market our product. Accordingly, we must identify and interpret trends and respond in a timely manner. Demand for and market acceptance of new products are uncertain and achieving market acceptance for new products generally requires substantial product development and marketing efforts and expenditures. If we do not meet changing customer demands or are unable to develop products that appeal to current customer demands, our results of operations will be negatively impacted. In addition, we will have to make decisions about product development and marketing expenditures in advance of the time when customer acceptance can be determined. If we fail to anticipate, identify or react appropriately to changes and trends or are not successful in marketing our products, we could experience excess inventories, higher than normal markdowns or an inability to sell our products once and if the products are available.

Our business and the success of our products could be harmed if we are unable to establish and maintain a brand image.

We believe that establishing the EPAZZ brand is critical to achieving acceptance of our software products and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create products that are similar to our products. Even if we are able to establish a brand image and react appropriately to changes in customer preferences, customers may consider our brand image to be less prestigious or trustworthy than those of our larger competitors. Our results of operations may be affected in the future should our products even be successfully launched.

We may fail in introducing and promoting our products to the software market, which will have an adverse effect on our ability to generate revenues.

Demand for and market acceptance of new products such as BoxesOS is inherently uncertain. We expect that our revenue, if and when generated, will come from the sale of our products, and our ability to sell our products will depend on various factors, including the eventual strength, if any, of our brand name, competitive conditions and our access to necessary capital. If we fail to introduce and promote our products, we may not be able to generate any significant revenues. In addition, as part of our growth strategy, we intend to expand our product offerings to introduce products in multiple categories. This strategy may however prove unsuccessful and our association with failed products could impair our brand image. Introducing and achieving market acceptance for these products will require, among other things:

• the establishment of our brand;

• the development and performance to our planned product introductions;

• the establishment of key relationships with customers for our software products; and

• substantial marketing and product development efforts and expenditures to create and sustain customer demand.

We are likely to depend upon a relatively small group of customers for a large portion of our sales making us vulnerable to significant decreases in revenue.

While we do not currently have any customers, our future customers are not likely to have a contractual obligation to purchase our products once they are available and we cannot be certain that we will be able to retain major customers. We are likely to rely at all stages of our business on certain significant customers. If we lose a major customer in the future, experience a significant decrease in sales to a major customer or are unable to collect the accounts receivable of a major customer, our business could be harmed.

We will face intense competition, including competition from companies with significantly greater resources than ours, and if we are unable to compete effectively with these companies, our business could be harmed.

We will face intense competition in the software industry from other established companies. We have a very limited market for our product, product sales, brand recognition, manufacturing or brand equity. Almost all of our competitors have significantly greater financial, technological, engineering, manufacturing, marketing and distribution resources than we do. Their greater capabilities in these areas will enable them to better withstand periodic downturns in the software industry, compete more effectively on the basis of price and production and more quickly develop new products. In addition, new companies may enter the markets in which we expect to compete, further increasing competition in the software industry.

We believe that our ability to compete successfully will depend on a number of factors, including the functionality of our products once marketed and the strength of our brand, once established, as well as many factors beyond our control. We may not be able to compete successfully in the future, and increased competition may result in price reductions, reduced profit margins, loss of market share and an inability to generate cash flows that are sufficient to maintain or expand our development and marketing of new products.

We depend on key personnel to manage our business effectively in a rapidly changing market, and if we are unable to retain existing personnel, our business could be harmed.

Our future success depends upon the continued services of key employees especially Shaun Passley, our President and Chief Executive Officer. The loss of the services of Mr. Passley or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

The disruption, expense and potential liability associated with unanticipated future litigation against us could have a material adverse effect on our business, results of operations and financial condition.

We may be subject to various legal proceedings and threatened legal proceedings from time to time as part of our ordinary business. We are not currently a party to any legal proceedings. However, any unanticipated litigation in the future, regardless of merits, could significantly divert management’s attention from our operations and result in substantial legal fees to us. Further, there can be no assurance that any actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Such disruptions, legal fees and any losses resulting from these claims could have a material adverse effect on our business, results of operations and financial condition.

Protection of our intellectual property is limited, and any misuse of our intellectual property by others could materially adversely affect our sales and results of operations.

Proprietary technology in our software is important to our success. To protect our proprietary rights, we plan to rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures and contractual provisions. We do not own any issued patents and we have not emphasized patents as a source of significant competitive advantage. We have sought to protect our proprietary technology under laws affording protection for trade secrets, copyright and trademark protection of our software, products and developments where available and appropriate. In the event we are issued patents, our issued patents may not provide us with any competitive advantages or may be challenged by third parties, and the patents of others may seriously impede our ability to conduct our business. Further, any patents issued to us may not be timely or broad enough to protect our proprietary rights.

We also have one registered trademark in the U.S. for our EPazz mark. Although we attempt to monitor use of and take steps to prevent third parties from using our trademark without permission, policing the unauthorized use of our trademark is difficult. If we fail to take steps to enforce our trademark rights, our competitive position and brand recognition may be diminished.

We plan to protect our software, trade secrets and proprietary information, in part, by requiring all of our employees to enter into agreements providing for the maintenance of confidentiality and the assignment of rights to inventions made by them while employed by us. We also enter into non-disclosure agreements with our consultants to protect our confidential and proprietary information. There can be no assurance that our confidentiality agreements with our employees, consultants and other third parties will not be breached, that we will be able to effectively enforce these agreements, have adequate remedies for any breach, or that our trade secrets and other proprietary information will not be disclosed or otherwise be protected. Furthermore, there also can be no assurance that others will not independently develop technologies that are similar or superior to our technology or reverse engineer our products.

Protection of trade secrets and other intellectual property rights in the markets in which we operate and compete is highly uncertain and may involve complex legal and scientific questions. The laws of countries in which we operate may afford little or no protection to our trade secrets and other intellectual property rights. Policing unauthorized use of our trade secret technologies and proving misappropriation of our technologies is particularly difficult, and we expect software piracy to continue to be a persistent problem. Piracy of our products represents a loss of revenue to us. Furthermore, any changes in, or unexpected interpretations of, the trade secret and other intellectual property laws in any country in which we operate may adversely affect our ability to enforce our trade secret and intellectual property rights. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our confidential information and trade secret protection. If we are unable to protect our proprietary rights or if third-parties independently develop or gain access to our or similar technologies, our competitive position and revenue could suffer.

We may incur significant litigation expenses protecting our intellectual property or defending our use of intellectual property, which may have a material adverse effect on our cash flow and results of operations.

If our efforts to protect our intellectual property rights are inadequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the intellectual property rights of others, we could incur substantial significant legal expenses in resolving such disputes.

Our competitors may develop similar, non-infringing products that adversely affect our ability to generate revenues.

Our competitors may be able to produce a software product that is similar to our product without infringing on our intellectual property rights. Since we have yet to establish any significant brand recognition for our product, we could lose a substantial amount of business due to competitors developing products similar to BoxesOS software product. As a result, our future growth and ability to generate revenues from the sale of our product could suffer a material adverse effect.

Claims that we misuse the intellectual property of others could subject us to significant liability and disrupt our business, which could materially adversely affect our results of operations and financial condition.

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we may be required to:

• pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party’s attorneys’ fees, which may be substantial;

•      expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

•      obtain a license in order to continue manufacturing or marketing the affected products or processes, and pay license fees and royalties; if we are able to obtain such a license, it may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to part of our proprietary technologies; or

•      stop the development, manufacture, use, marketing or sale of the affected products through a court-ordered sanction called an injunction, if a license is not available on acceptable terms, or not available at all, or our attempts to redesign the affected products are unsuccessful.

Any of these events could adversely affect our business strategy and the value of our business. In addition, the defense and prosecution of intellectual property suits, interferences, oppositions and related legal and administrative proceedings in the United States and elsewhere, even if resolved in our favor, could be expensive, time consuming, generate negative publicity and could divert financial and managerial resources.

We expect that software developers will increasingly be subject to infringement claims as the number of software applications and competitors in our industry segment grows and the functionality of software applications in different industry segments overlaps. Thus, we could be subject to additional patent infringement claims in the future. There can be no assurance that the claims that may arise in the future can be amicably disposed of, and it is possible that litigation could ensue.

Intellectual property litigation can be complex, costly and protracted. As a result, any intellectual property litigation to which we are subject could disrupt our business operations, require us to incur substantial costs and subject us to significant liabilities, each of which could severely harm our business.

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

• stop selling our products or using the technology that contains the allegedly infringing intellectual property;

• attempt to obtain a license to use the relevant intellectual property, which may not be available on reasonable terms or at all; and

• attempt to redesign the products that allegedly infringed upon the intellectual property.

If we are forced to take any of the foregoing actions, our business, financial position and operating results could be harmed. We may not be able to develop, license or acquire non-infringing technology under reasonable terms, if at all. These developments would result in an inability to compete for customers and would adversely affect our ability to increase our revenue. The measure of damages in intellectual property litigation can be complex, and is often subjective or uncertain. If we were to be found liable for the infringement of a third party’s proprietary rights, the amount of damages we might have to pay could be substantial and would be difficult to predict.

Our business may be negatively impacted as a result of changes in the economy and corporate and institutional spending.

Our business will depend on the general economic environment and levels of corporate and institutional spending. Purchases of software may decline in periods of recession or uncertainty regarding future economic prospects. During periods of recession or economic uncertainty, we may not be able to maintain or increase our sales to customers, maintain sales levels, establish operations on a profitable basis or create earnings from operations as a percentage of net sales. As a result, our operating results may be adversely and materially affected by downward trends in the economy or the occurrence of events that adversely affect the economy in general. Our operating results and margins will be adversely impacted if we do not grow as anticipated.

We may engage in future acquisitions or investments that present many risks, and we may not realize the anticipated financial and strategic goals for any of these transactions.

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in additional companies and have entered into a Letter of Intent to acquire the Target Company, described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

• we do not have experience acquiring or making investments in complementary companies, products, services and technologies;

•      we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that industry or economic conditions change, all of which may generate a future impairment charge;

• we may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the key personnel of the acquired business;

• we may have difficulty incorporating the acquired technologies or products with our existing product lines;

• there may be customer confusion where our products overlap with those that we acquire;

• our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

• we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

• the acquisition may result in litigation from terminated employees or third parties; and

• we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions or investments that are not ultimately consummated. These negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

The consideration paid for an investment or acquisition may also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash, including a portion of the net proceeds of this offering. To the extent we issue shares of our capital stock or other rights to purchase shares of our capital stock, including options or other rights, our existing stockholders may be diluted, and our earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs, including write-offs of acquired in-process research and development costs, and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

We may be unable to scale our operations successfully and fail to attain our planned growth.

Our plan is to grow our business rapidly. Our growth, if it occurs as planned, will place significant demands on our management, as well as our financial, administrative and other resources. We will need to hire highly skilled personnel to effectuate our planned growth. There is no guarantee that we will be able to locate and retain qualified personnel for such positions, which would likely hinder our ability to manage operations. Furthermore, we cannot guarantee that any of the systems, procedures and controls we put in place will be adequate to support the commercialization of our products or other operations. Our operating results will depend substantially on the ability of our officers and key employees to manage changing business conditions and to implement and improve our financial, administrative and other resources. If we are unable to respond to and manage changing business conditions, or the scale of our products, services and operations, then the quality of our services, our ability to retain key personnel and our business could be harmed.

RISKS RELATED TO OUR CAPITAL STRUCTURE

THERE IS CURRENTLY A LIMITED PUBLIC MARKET FOR OUR SECURITIES. MOVING FORWARD OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

Our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “EPAZ”, however, there is currently only a limited market for our securities.  If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition; and

(4)	conditions and trends in the market for organizational software.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

The price of our common stock may be volatile.

In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

• price and volume fluctuations in the overall stock market from time to time;

• significant volatility in the market price and trading volume of software companies;

• actual or anticipated changes in our earnings or fluctuations in our operating results;

• actual or anticipated changes in the expectations of securities analysts;

• announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

• general economic conditions and trends;

• major catastrophic events;

• sales of large blocks of our stock; or

• recruitment or departures of key personnel.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

We may experience a decline in revenue or volatility in our operating results, which may adversely affect the market price of our common stock.

We cannot predict our future revenue with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenue and operating results include the following:

• the possibility that our future customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

• the possibility that our future customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

• the ability of EPAZZ or its distributors to meet their sales objectives;

• market acceptance of our new applications and enhancements;

• our ability to control expenses;

• changes in our pricing and distribution terms or those of our competitors;

• the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

• the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

Our expense levels are relatively fixed and are based, in part, on our expectations of our future revenue. If revenue levels fall below our expectations, our net income would decrease because only a small portion of our expenses varies with our revenue. Therefore, any significant decline in revenue for any period could have an immediate adverse impact on our results of operations for the period. We believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of future performance. In addition, our results of operations could be below expectations of public market analysts and investors in future periods, which would likely cause the market price of our common stock to decline.

The President and Chief Executive officer of EPAZZ Inc. has significant influence over our company.

Shaun Passley beneficially owns approximately 76% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents 96.7% of our aggregate outstanding voting stock. Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed EPAZZ since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading market for our common stock will rely in part on the research and reports that industry or financial analysts publish about us or our business. If one or more of the analysts covering us downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease coverage of our company, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

If we are late in filing our Quarterly or Annual Reports with the SEC, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

In the future, we will incur significant increased costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management will be required to devote substantial time to new compliance initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in calendar 2008 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Once our common stock is listed on the OTC Bulletin Board, if ever, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
  Epazz, Inc.
  Chicago, IL

We have audited the accompanying balance sheet of Epazz, Inc. as of December 31, 2007, and the related statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006.  These financial statements are the responsibility of Epazz, Inc.'s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Epazz will continue as a going concern.  As discussed in Note 2 to the financial statements, Epazz has incurred losses since inception and has a stockholders’ deficit at December 31, 2007.  Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

March 25, 2008

EPAZZ, INC.
BALANCE SHEET
As of December 31, 2007

ASSETS
Current Assets – Cash	$3,016

Property and equipment, net of accumulated depreciation of $10,984	1,678

TOTAL ASSETS	$4,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$12,239
Current portion of note payable	3,509
Loans payable to related parties	92,235
Total current liabilities	114,983

Long-term note payable, net of current portion	2,070
Long-term line of credit	100,000
TOTAL LIABILITIES	217,053

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 39,482,940 shares issued and outstanding	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000
Additional paid-in capital	1,041,015
Accumulated deficit	(1,673,203)
Total stockholders’ deficit	(212,359)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,694

See notes to financial statements.

EPAZZ, INC.
STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Revenue	$–	$11,416

Operating expenses:
Cost of revenue	44,335	658
General & administrative	90,701	621,689
Depreciation	621	2,159
Total operating expenses	135,657	624,506

Operating income (loss)	(135,657)	(613,090)

Other income (expense):
Interest income	19	4
Interest expense	(17,020)	(5,994)
Other income	–	91
Total other income (expense)	(17,001)	(5,899)

Net loss	$(152,658)	$(618,989)

Basic and diluted net loss per common share	$(0.00)	$(0.02)

Weighted average common shares outstanding	41,982,940	40,061,972

See notes to financial statements.

EPAZZ, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2007 and 2006

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2005	37,161,240	371,612	2,500,000	25,000	483,806	(901,556)	(21,138)
Common shares issued for cash	1,000	10			240		250
Common shares issued for services	2,320,700	23,207			556,969		580,176
Net loss						(618,989)	(618,989)
Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,015	$(1,520,545)	$(59,701)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$394,829	2,500,000	$25,000	$1,041,015	$(1,673,203)	$(212,359)

See notes to financial statements.

EPAZZ, INC.
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(152,658)	$(618,988)
Adjustments to reconcile net loss to cash used in operating activities:
Share-based compensation	–	580,175
Depreciation	621	2,159
Changes in:
Accounts payable and accrued liabilities	11,536	4,736

Net cash used in operating activities	(140,501)	(31,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,242)	(833)

Net cash used in investing activities	(1,242)	(833)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing from debt	100,000	8,634
Repayment of debt	(3,055)	(9,500)
Proceeds from loans payable to related parties	42,433	37,001
Proceeds from issuance of common stock	–	250

Net cash provided by financing activities	139,378	36,385

NET CHANGE IN CASH	(2,365)	3,633

CASH AT BEGINNING OF PERIOD	5,381	1,748

CASH AT END OF PERIOD	$3,016	$5,381

Supplemental Disclosures:
Interest paid	$5,418	$963
Income tax paid	–	–

See notes to financial statements.

EPAZZ, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business.  Epazz, Inc. ("Epazz") was incorporated in Illinois on March 23, 2000.  Epazz sells software products.

Use of Estimates.  In preparing financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenue and expenses in the income statement.  Actual results could differ from those estimates.

Revenue Recognition.  All revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable and collectibility is reasonably assured.

Cash Equivalents.  Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Allowance for Doubtful Accounts.  Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Equipment.  Equipment is valued at cost.  Maintenance and repairs are charged to expense as incurred.  Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations.  Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

Income Taxes.  Epazz utilizes the asset and liability method in accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carryforwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.  A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that the value of such assets will be realized.

Earnings Per Share.  Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method.  Epazz has incurred net losses for the years ended December 31, 2007 and 2006 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

Recently Issued Accounting Pronouncements.  Epazz does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Epazz results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2007, Epazz had an accumulated deficit of $1,673,203 and a working capital deficit of $111,967.  In addition, Epazz did not generate any cash from operations and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to Epazz's ability to continue as a going concern.

Epazz will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.  Management expects to be able to raise enough funds to meet its working capital requirements through through debt and/or equity financing.  There is no assurance that Epazz will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Epazz.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2007:

Description	Life	Amount
Computer equipment	5 years	$12,662
Less: accumulated depreciation		(10,984)
Equipment, net		$1,678

NOTE 4 – DEBT

Epazz had a line of credit with a bank.  The line of credit bore interest at prime plus 2.50% and was paid off in May 2006.

In August 2006, Epazz borrowed $10,000 on an unsecured loan from a third party.  The interest rate on the note is 13.95% and is payable in 36 monthly installments of $342 maturing on August 2, 2009.  At December 31, 2007, the outstanding balance was $5,579.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (11.75% at December 31, 2007) and expires on July 5, 2010.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

Epazz has borrowed from its Chief Executive Officer and other related parties periodically under a verbal agreement.  The loans bear interest at 15% interest.  At December 31, 2007, the outstanding balance was $92,235 and accrued interest payable was $17,683.

NOTE 7 – COMMON STOCK

In October 2006, Epazz issued 2,320,700 Series A common shares with a value of $580,176 for services.

In October 2006, Epazz issued 1,000 Series A common shares for $250.

NOTE 8 - INCOME TAXES

During 2007 and 2006, Epazz incurred net losses and, therefore, had no tax liability.  The net deferred tax asset of about $157,000 at December 31, 2007 generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward was approximately $463,000 at December 31, 2007 and will expire in the years 2023 through 2027.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 10, 2007, the Company’s Board of Directors terminated the client auditor relationship between the Company and Malone & Bailey, PC ("Malone"). Effective September 10, 2007, the Company engaged GBH CPAs, PC ("GBH") as its principal independent public accountant for the fiscal year ended December 31, 2007. The Company’s financial statements for the year ended December 31, 2006 have been re-audited by GBH, and as such, only the report of independent registered public accounting firm GBH is attached to this filing.

The decision to change accountants was ratified and approved by the Company's Board of Directors on September 21, 2007. Malone's report on the financial statements of the Company for the fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements between Malone and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(iv)(B) of Regulation S-B during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

The Company has authorized Malone to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant.  The Company has requested that Malone review the disclosure and Malone has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company in this section. Such letter has been incorporated by reference as Exhibit 16.1 to this report.

The Company has not previously consulted with GBH regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(iv)(B) of Regulation S-B) during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. GBH has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). GBH did not furnish a letter to the Commission.

ITEM 8A.  CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-KSB has been made known to him.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2007, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2007, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:
  Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.
  Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.
In order to remedy our existing internal control deficiencies, as soon as our finances allow, we will hire a Chief Financial Officer who will be sufficiently versed in public company accounting to implement appropriate procedures for timely and accurate disclosures.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(b)           Changes in internal controls

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

Our executive officers and director and their ages as of April 8, 2008 are as follows:

NAME	AGE	POSITION

Shaun Passley	29	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	36	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley.

Shaun Passley has been the President, Chief Executive Officer, Chief Financial Officer, Chairman of the Board of Directors since our inception in March 2000.  Mr. Passley obtained his Bachelors degree from De Paul University in Finance in 2000, his Master’s Degree from De Paul University in Information Technology in 2006, and his MBA from Benedictine University in 2007.

Craig Passley.

Craig Passley has served as our Secretary since May 2005.  Since November 2000, Mr. Passley has worked for KB Builders.  Mr. Passley obtained his Bachelors degree from Bradley University in 1997 and his Masters Degree from the Keller Graduate School of Management in 2001.

Shaun Passley and Craig Passley are brothers.

The Board of Directors and Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by our Board of Directors as a whole. Our Director is elected annually and holds office until our next annual meeting of the shareholders and until his successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Director may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Director(s).

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for EPAZZ, Inc. for the years ended December 31, 2007, 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shaun Passley President, Chief Executive Officer,	2007	-	-	-	-	-	-	-	-
Chief Financial Officer and	2006	-	-	-	-	-	-	227(1)	227
Chairman of the Board of Directors	2005	-	-	625,000(2)	-	-	-	-	625,000

Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2007, 2006 or 2005.

(1)	This amount represents any excess accrued interest received by Shaun Passley from Loans made to EPAZZ, Inc.

(2)	This amount represents the value of 2,500,000 shares of Series A Preferred Stock, which were subsequently converted into 2,500,000 shares of Series B common shares, issued for services.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consultant agreement with Shaun Passley, our Chief Executive Officer, President, and Chairman of the Board of Directors or Craig Passley, our Secretary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners And Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Class A common stock as of April 8, 2008, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	30,000,500(6)	76%

Class B Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	2,500,000	100%
Class A Common Stock	Craig Passley Secretary 445 East Ohio, Suite 250 Chicago, IL 60611	100,500	0.3%
Class A Common Stock	Vivienne Passley (4) 2629 N Wilshire Ln, Arlington Heights, IL 60004	2,975,900	7.5% (3)
Class A Common Stock	Fay Passley (5) 5539 RFD Long Grove, IL 60047	2,748,240	7% (3)
Class B Common Stock	All executive officers and directors as a group (2 Persons)	2,500,000	100%
Class A Common Stock	All executive officers and directors as a group (2 Persons)	30,101,000(6)	76%(2)

(1) The percent of class is based on 39,482,940 shares of our Class A common stock issued and outstanding as of April 8, 2008, and 2,500,000 shares of our Class B common stock issued and outstanding as of April 8, 2008.

(2) Based upon his ownership of Class A Common Stock and Class B Common Stock Shaun Passley controls 96.7% of our voting stock.
(3) Since our Class A Common Stock and Class B Common Stock vote as a single class, Vivienne Passley and Fay Passley control .01% and .01%, respectively of our voting stock.
(4) Vivienne Passley is the aunt of Shaun Passley.
(5) Fay  Passley is the mother of Shaun Passley.
(6) Includes 500 shares held in the name of IT Business Solutions Group, Inc., which entity is now defunct and which shares Mr. Passley beneficially owns.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; INDEPENDENT DIRECTORS

We borrow from our Chief Executive Officer and other related parties to the Company and our Chief Executive Officer periodically under a verbal agreement.  The loans bear interest at 15% interest.  At December 31, 2007, the outstanding balance was $92,235 and accrued interest payable was $17,683.  At December 31, 2007, the total balance owing to our Chief Executive Officer, Shaun Passley was approximately $52,000.

ITEM 13.  EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees to Auditors Fiscal Year ended December 31, 2007

Audit Fees : The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements during the fiscal year ending December 31, 2007 and for the review of the Company's financial information included in its quarterly reports on Form SB-2 during the fiscal year ending December 31, 2007 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2007 was $11,000.

Audit Related Fees :  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements were $0.

Tax Fees :  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2007 was $150.

All Other Fees :  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2007 was $300.

Fees to Auditors Fiscal Year ended December 31, 2006

Audit Fees : The aggregate fees, including expenses, billed by principal accountants for professional services rendered for the audit of the Company's consolidated financial statements during fiscal year ending December 31, 2007 and for the review of the Company's financial information included in its quarterly reports on Form SB-2 during the fiscal year ending December 31, 2006 or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal year ending December 31, 2006 was $3,500.

Audit Related Fees :  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements during the year ended December 31, 2005 were $0.

Tax Fees :  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during year 2006 was $0.

All Other Fees :  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during year 2006 was $0.

The Company has no audit committee.  The Company's board of directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor's independence.  All services were approved by the board of directors prior to the completion of the respective audit.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, Inc.

DATED: April 10, 2008	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer),
Chief Financial Officer (Principal Accounting Officer), and Director