Form 10-Q
period 2008-03-31
Epazz Inc
filed 2008-05-15
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

EPAZZ, Inc.
(Exact name of registrant as specified in its charter)

Nevada	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

445 East Ohio, Suite 250
Chicago, IL 60611
(Address of principal executive offices)

(312) 955-8161
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                    Accelerated filer   ☐
Non-accelerated filer  ☐                                                      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes   ☐ No   ☒

The number of shares of the issuer’s common stock outstanding as of May 12, 2008 was 39,482,940 shares of common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
BALANCE SHEETS
As of March 31, 2008 and December 31, 2007
(unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$619	$3,016
Deposit	10,000	–
Total current assets	10,619	3,016

Property and equipment, net of accumulated depreciation of $11,088 and 10,984	1,574	1,678

TOTAL ASSETS	$12,193	$4,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$24,585	$19,240
Current portion of note payable	3,633	3,509
Loans payable to related parties	145,035	92,235
Total current liabilities	173,253	114,984

Long-term note payable, net of current portion	1,113	2,070
Long-term line of credit	100,000	100,000
TOTAL LIABILITIES	274,366	217,054

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 39,482,940 shares issued and outstanding	394,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	1,041,014	1,041,014
Accumulated deficit	(1,723,016)	(1,673,203)
Total stockholders’ deficit	(262,173)	(212,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$12,193	$4,694

See notes to financial statements.

EPAZZ, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2008 and 2007
(unaudited)

	2008	2007

Revenue	$–	$–
Cost of revenue
Gross profit	–	–

Operating expenses:
Research and development	15,080	–
General & administrative	26,796	18,385
Depreciation	104	309
Total operating expenses	41,980	18,694

Operating income (loss)	(41,980)	(18,694)

Other income (expense):
Interest income	5	3
Interest expense	(7,838)	(2,426)
Total other income (expense)	(7,833)	(2,423)

Net loss	$(49,813)	$(21,117)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding	41,982,940	41,982,940

See notes to financial statements.

EPAZZ, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2008 and, 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(49,813)	$(21,117)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	104	309
Changes in:
Accounts payable and accrued liabilities	5,345	2,426
Net cash used in operating activities	(44,364)	(18,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid on acquisition	(10,000)	–
Net cash used in investing activities	(10,000)	–

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of notes payable	(833)	(1,025)
Proceeds from loans payable to related parties	52,800	15,400
Repayment of loans payable to related parties	–	(500)
Net cash provided by financing activities	51,967	13,875

NET CHANGE IN CASH	(2,397)	(4,507)

CASH AT BEGINNING OF PERIOD	3,016	5,381

CASH AT END OF PERIOD	$619	$874

Supplemental Disclosures:
Interest paid	$3,160	$–
Income tax paid	–	–

See notes to financial statements.

EPAZZ, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Epazz, Inc., an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year 2007, as reported in the Form 10-KSB, have been omitted.

NOTE 2 – GOING CONCERN

As of March 31, 2008, we had an accumulated deficit of $1,723,016 and a working capital deficit of $162,634.  In addition, we have not generated any cash from operations and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to our ability to continue as a going concern.

We will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of our products.  Management expects to be able to raise enough funds to meet its working capital requirements through through debt and/or equity financing.  There is no assurance that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us.  The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

Description	Life	March 31, 2008	December 31, 2007
Computer equipment	5 years	$12,662	$12,662
Less: accumulated depreciation		(11,088)	(10,984)
Equipment, net		$1,574	$1,678

NOTE 4 – LETTER OF INTENT

On February 25, 2008, we entered into a non-binding letter of intent to acquire 100% of the outstanding shares of two proprietary office efficiency software companies based in Chicago, Illinois.  The total cost of the acquisition is $420,000.  We currently hope to raise approximately $200,000 through the sale of equity, and plan to borrow the additional $220,000.  However, we have not received any of this funding to date, and as such, there can be no assurance that such funding will be raised on favorable terms, if at all.  The closing of the acquisition is to occur in May 2008, funding permitting, and we are required to have funding in place to complete the acquisition by April 7, 2008 (the “Funding Date”).  We paid $10,000 as a deposit on the acquisition, which amount is refunded to us in the event the letter of intent is terminated.

We do not currently have sufficient cash on hand to complete the acquisition and we are currently taking steps to raise additional funding through the sale of debt and/or equity securities.  There can be no assurance that we will have sufficient funds to complete the acquisition, that the parties will be able to agree to binding terms for the definitive agreement in connection with the acquisition, that the funds required for the acquisition will be raised on favorable terms, if at all, or that such acquisition will be consummated by us.

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

During the three months ended March 31, 2008, we borrowed an additional $52,800 from our Chief Executive Officer and other related parties.  At March 31, 2008, the total principal outstanding is $145,035, and we have accrued interest payable of $22,140 related to these loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. ("THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

Business Overview

EPAZZ, Inc. was incorporated in the State of Illinois on March 23, 2000, to create software to help college students organize their college information and resources. The idea behind EPAZZ was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software designed to retain their relationships with clients, employees, vendors and partners.

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

Recent Events:

On February 25, 2008, we entered into a non-binding letter of intent (the “Letter of Intent”) to acquire 100% of the outstanding shares of two proprietary office efficiency software companies based in Chicago, Illinois (collectively the “Target Company”).  The total cost of the acquisition of the Target Company pursuant to the Letter of Intent is $420,000.  The Company currently hopes to raise approximately $200,000 through the sale of equity, and plans to borrow the additional $220,000, however, the Company has not received any of this funding to date, and as such, there can be no assurance that such funding will be raised on favorable terms, if at all.  The closing of the acquisition was to occur on April 30, 2008 (the “Closing”), funding permitting, and the Company was required to have funding in place to complete the acquisition by April 7, 2008 (the “Funding Date”).  The Company is currently working to complete the audit of the Target Company and the seller has agreed verbally to extend the Closing and the Funding Date.  As such, we still believe that we will be able to close the acquisition of the Target Company, funding permitting, of which there can be no assurance.  The Company has paid $10,000 as deposit on the acquisition to date, which amount is refunded to the Company in the event the Company terminates the Letter of Intent and to the Target Company, in the event the Target Company terminates the Letter of Intent, as described below.

The Letter of Intent can be terminated by the mutual consent of both parties, by the Company at any time while conducting due diligence, by the Target Company, if the Company materially breaches any covenant under the Letter of Intent, or by the Company, if the Target Company breaches any term of the Letter of Intent.

The Company does not currently have sufficient cash on hand to complete the acquisition and is currently taking steps to raise additional funding through the sale of debt and/or equity securities.  There can be no assurance that the Company will have sufficient funds to complete the acquisition, that the parties will be able to agree to binding terms for the definitive agreement in connection with the acquisition, that the funds required for the acquisition will be raised on favorable terms, if at all, or that such acquisition will be consummated by the Company.

Our Product

EPAZZ BoxesOS v3.0 (Web Infrastructure Operating System) is EPAZZ's flagship product. It is the core package of EPAZZ’s products and services. EPAZZ BoxesOS integrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

Services include:

• Single sign-on: Provides a powerful single-sign-on with security procedure to product users’ information and identity.

• Course Management System: Manage distance, traditional courses and Calendar.

• Enterprise Web Site Content Management: Manage public sites with multi contributors.

• Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.

• Email Management: Email server and web client.

• Instant Messenger Services: Instant messaging and alerts.

• Customer Relationship Management: Prospective students and alumni.

• Calendar/Scheduler Management: Event directory, groupware, and personal calendar.

• Administrative Support Services: Online payment services.

• Business Services: Facility Management and Online Bookstore.

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

PLAN OF OPERATION

During the next twelve months, we plan to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

• Single sign-on: Provides a powerful single-sign-on with security procedure to product users’ information and identity.

• Course Management System: Manage distance, traditional courses and Calendar.

• Enterprise Web Site Content Management: Manage public sites with multi contributors.

• Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.

• Email Management: Email server and web client.

• Instant Messenger Services: Instant messaging and alerts.

• Customer Relationship Management: Prospective students and alumni.

• Calendar/Scheduler Management: Event directory, groupware, and personal calendar.

• Administrative Support Services: Online payment services.

• Business Services: Facility Management and Online Bookstore.

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

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total approximately $100,000, not including the significant funds we will need to raise to complete the acquisition of the Target Company, which there can be no assurance will be raised. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our software. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from sales to cover our operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

For the three months ended March 31, 2008 we had revenue of $0, as well as revenue of $0 for the three months ended March 31, 2007.   We do not currently have any customers nor do we anticipate generating any additional revenues until we obtain additional customers, if ever.

We had research and development expenses of $15,080 for the three months ended March 31, 2008, compared with research and development expenses of $0 for the three months ended March 31, 2007, an increase of $15,080.  The primary reason for the increase in research and development expenses was testing of our updates to BoxesOS during the three months ended March 31, 2008, which expenses were not present during the three months ended March 31, 2007.

General and administrative expenses increased by $8,411 or 45.7% to $26,796 for the three months ended March 31, 2008 compared to general and administrative expenses of $18,385 for the three months ended March 31, 2007.  This increase in general and administrative expenses is due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the three months ended March 31, 2008, compared to the three months ended March 31, 2007, when we were not a public reporting company.

We had depreciation expense of $104 for the three months ended March 31, 2008 compared to $309 for the three months ended March 31, 2007, due to a decrease in our depreciable asset base.

Total operating expenses for the three months ended March 31, 2008 were $41,980, compared to $18,694 for the three months ended March 31, 2007, an increase of $23,286 or 125% from the prior period. Operating expenses increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 as a result of the $15,080 increase in research and development expenses and the $8,411 increase in general and administrative expenses, offset by the $205 decrease in depreciation, for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

Interest expense was $7,838 for the three months ended March 31, 2008 compared to $2,426 for the three months ended March 31, 2007, an increase of $5,412 or 223% from the prior period. Interest expense increased for the three months ended March 31, 2008 because we borrowed additional funds from our CEO and against a bank line of credit during the three months ended March 31, 2008, as described below.

We had a net loss of $49,813 for the three months ended March 31, 2008 compared to a net loss of $21,117 for the three months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $10,619 as of March 31, 2008, consisting of cash of $619 and deposits of $10,000, in connection with the deposit for the Target Company, described above.

We had property and equipment, net of accumulated depreciation, of $1,574 as of March 31, 2008.

We total current liabilities of $173,253 as of March 31, 2008, consisting of $24,585 of accounts payable and accrued liabilities, $3,633 of current portion of note payable, and $145,035 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $162,634 and a total accumulated deficit of $1,723,016 as of March 31, 2008.

We had long-term note payable, net of current portion of $1,113 and long term line of credit of $100,000 as of March 31, 2008, which line of credit is described below.

We had net cash used in operating activities of $44,364 for the three months ended March 31, 2008, which was mainly due to $49,813 of net loss, offset by $5,345 of increase in accounts payable and accrued liabilities and $104 of depreciation.

We had $10,000 of net cash used in investing activities for the three months ended March 31, 2008, which was in connection with the deposit paid on the pending acquisition, as described above.

We had $51,967 of net cash provided by financing activities during the three months ended March 31, 2008, which represented $52,800 of proceeds from loans payable to related parties, offset by $833 of repayment of debt.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.75% as of the filing of this Report, with the prime rate at 5.25% as of April 1, 2008), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the entire $100,000 has been borrowed under the line of credit.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% interest.  At March 31, 2008, the outstanding balance was $145,035.  We also had accrued interest payable of $22,140 in connection with the outstanding loans owed to Mr. Passley.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 1A. RISK FACTORS

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

We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We currently anticipate that we will only be able to continue our business operations for the next two (2) months with our current cash on hand and will need approximately $100,000 to continue our operations for the next 12 months, not including any funds we will need in connection with the acquisition of the Target Company.  We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding in year 2008 and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.

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

EPAZZ has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. EPAZZ incurred significant net losses since its inception in March 2000, including a net loss of $152,658 and $618,988 for the years ended December 31, 2007 and 2006, respectively, and a net loss of $49,813 for the three months ended March 31, 2008. As of March 31, 2008, EPAZZ had an accumulated deficit of $1,723,016. We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our product, build relationships with future customers, build a distribution channel for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months, not including the purchase of the Target Company. We anticipate only being able to continue our operations for the next two months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Our future operating results may vary from our past operating results, are difficult to predict and may vary from year to year due to a number of factors. Many of these factors are beyond our control. These factors include:

● the potential delay in recognizing revenue from transactions due to revenue recognition rules which we must follow;

• ● customer decisions to delay implementation of our products;

● any seasonality of technology purchases;

● demand for our products, which may fluctuate significantly;

● the timing of new product introductions and product enhancements by both EPAZZ and our competitors;

● changes in our pricing policy; and

● the publication of opinions concerning us, our products or technology by industry analysts.

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

Any defects in our applications, or defects that cause other applications to malfunction or fail, could result in:

• ● lost or delayed market acceptance and sales of our software;

• ● loss of clients;

• ● product liability suits against us;

• ● diversion of development resources;

• ● injury to our reputation; and

• ● increased maintenance and warranty costs.

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

Demand for and market acceptance of new products such as BoxesOS is inherently uncertain. We expect that our revenue, if and when generated, will come from the sale of our products, and our ability to sell our products will depend on various factors, including the eventual strength, if any, of our brand name, competitive conditions and our access to necessary capital. If we fail to introduce and promote our products, we may not be able to generate any significant revenues. In addition, as part of our growth strategy, we intend to expand our product offerings to introduce products in multiple categories. This strategy may however prove unsuccessful and our association with failed products could impair our brand image. Introducing and achieving market acceptance for these products will require, among other things:

• ● the establishment of our brand;

• ● the development and performance to our planned product introductions;

• ● the establishment of key relationships with customers for our software products; and

• ● substantial marketing and product development efforts and expenditures to create and sustain customer demand.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we may be required to:

● pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party’s attorneys’ fees, which may be substantial;

● expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

● expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party’s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

● obtain a license in order to continue manufacturing or marketing the affected products or processes, and pay license fees and royalties; if we are able to obtain such a license, it may be non-exclusive, giving our competitors access to the same intellectual property, or the patent owner may require that we grant a cross-license to part of our proprietary technologies; or

● stop the development, manufacture, use, marketing or sale of the affected products through a court-ordered sanction called an injunction, if a license is not available on acceptable terms, or not available at all, or our attempts to redesign the affected products are unsuccessful.

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

Plaintiffs in intellectual property cases often seek injunctive relief. Any intellectual property litigation commenced against us could force us to take actions that could be harmful to our business, including the following:

● stop selling our products or using the technology that contains the allegedly infringing intellectual property;

● stop selling our products or using the technology that contains the allegedly infringing intellectual property;

● attempt to obtain a license to use the relevant intellectual property, which may not be available onreasonable terms or at all; and

● attempt to redesign the products that allegedly infringed upon the intellectual property.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in additional companies and have entered into a Letter of Intent to acquire the Target Company, described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

• ● we do not have experience acquiring or making investments in complementary companies, products, services and technologies;

          ● we may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that industry or economic conditions change, all of which may generate a future impairment charge;

• ● we may have difficulty integrating the operations and personnel of the acquired business and may have difficulty retaining the key personnel of the acquired business;

• ● we may have difficulty incorporating the acquired technologies or products with our existing product lines;

• ● there may be customer confusion where our products overlap with those that we acquire;

● our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing geographically and culturally diverse locations;

• ● we may have difficulty maintaining uniform standards, controls, procedures and policies across locations;

• ● the acquisition may result in litigation from terminated employees or third parties; and

● we may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

In the past several years, technology stocks have experienced high levels of volatility and significant declines in value from their historic highs. The trading price of our common stock may fluctuate substantially. These fluctuations could cause you to lose all or part of your investment in our common stock. Factors that could cause fluctuations in the trading price of our common stock include the following:

● price and volume fluctuations in the overall stock market from time to time;

● significant volatility in the market price and trading volume of software companies;

● actual or anticipated changes in our earnings or fluctuations in our operating results;

● actual or anticipated changes in the expectations of securities analysts;

● announcements of technological innovations, new solutions, strategic alliances or significant agreements by us or by our competitors;

● general economic conditions and trends;

● major catastrophic events;

● sales of large blocks of our stock; or

● recruitment or departures of key personnel.

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

We cannot predict our future revenue with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenue and operating results include the following:

● the possibility that our future customers may cancel, defer or limit purchases as a result of reduced information technology budgets;

● the possibility that our future customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;

● the ability of EPAZZ or its distributors to meet their sales objectives;

● market acceptance of our new applications and enhancements;

● our ability to control expenses;

● changes in our pricing and distribution terms or those of our competitors;

● the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and

● the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing this calendar 2008 (one year after we began publicly reporting), we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, and in fiscal 2009, to allow our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

Once our common stock is listed on the OTC Bulletin Board, if ever, it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

EPAZZ, INC.

DATED: May 15, 2008	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer