Form 10-Q
period 2008-06-30
Epazz Inc
filed 2008-08-19
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

EPAZZ, Inc.
(Exact name of registrant as specified in its charter)

Illinois	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

50 N Brockway St. Suite 3-5
Palatine, IL 60067
(Address of principal executive offices)

(312) 955-8161
(Registrant's telephone number)

445 East Ohio, Suite 250
Chicago, IL 60611
(Former address of principal executive offices)

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
Yes   ☐ No   ☒

The number of shares of the issuer’s common stock outstanding as of August 15, 2008 was 39,482,940 shares of common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
CONSOLIDATED BALANCE SHEET
As of June 30, 2008 and December 31, 2007
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$69,080	$3,016
Accounts receivable	8,925	–
Deferred financing costs	4,686	–
Total current assets	82,691	3,016

Property and equipment, net of accumulated depreciation of $11,196 and 10,984	1,574	1,678
Deferred financing costs	8,986	–
Intangible assets	477,033	–

TOTAL ASSETS	$571,177	$4,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$29,192	$19,240
Deferred revenue	82,764	–
Current portion of notes payable	137,853	3,509
Loans payable to related parties	133,335	92,235
Total current liabilities	383,144	114,984

Long-term notes payable, net of current portion	387,346	2,070
Long-term line of credit	100,000	100,000
TOTAL LIABILITIES	870,490	217,054

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 39,482,940 shares issued and outstanding	394,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	1,041,014	1,041,014
Accumulated deficit	(1,760,156)	(1,673,203)
Total stockholders’ deficit	(299,313)	(212,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$571,177	$4,694

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenue	$9,725	$–	$9,725	$–

Operating expenses:
Research and Development	–	–	15,080	–
General & administrative	33,855	28,346	60,651	46,731
Depreciation and amortization	3,795	104	3,899	413
Total operating expenses	37,650	28,450	79,630	47,144

Operating loss	(27,925)	(28,450)	(69,505)	(18,694)

Other income (expense):
Interest income	3	3	8	6
Interest expense	(9,218)	(2,359)	(17,056)	(4,785)
Total other income (expense)	(9,215)	(2,356)	(17,048)	(4,779)

Net loss	$(37,140)	$(30,806)	$(86,953)	$(51,923)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	41,982,940	41,982,940	41,982,940	41,982,940

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(86,953)	$(51,923)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,899	413
Amortization of deferred financing costs	428	–
Changes in:
Accounts receivable	3,833	–
Accounts payable and accrued liabilities	4,785	4,785
Deferred revenue	32,975	–
Net cash used in operating activities	(35,866)	(46,725)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,001)	(1,242)
Purchase of DFI and PRMI, net of cash received of $1,311	(218,689)	–
Net cash used in investing activities	(219,690)	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of financing costs	282,000	–
Repayment of notes payable	(1,480)	(2,049)
Proceeds from borrowings on line of credit	–	56,000
Proceeds from loans payable to related parties	65,700	22,535
Repayment of loans payable to related parties	(24,600)	(1,800)
Net cash provided by financing activities	321,620	74,686

NET CHANGE IN CASH	66,064	26,719

CASH AT BEGINNING OF PERIOD	3,016	5,381

CASH AT END OF PERIOD	$69,080	$32,100

Supplemental Disclosures:
Interest paid	$6,149	$–
Income tax paid	–	–

Non-cash investing and financing activities:
Note payable for acquisition	$225,000	–

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim financial statements of Epazz, Inc., an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2007.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the fiscal year 2007, as reported in the 10-KSB, have been omitted.

Basis of Consolidation

The consolidated financial statements include the accounts of Epazz and its subsidiaries. Intercompany transactions and balances have been eliminated.

Management Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  No material impairments of intangible assets have been identified during any of the periods presented.

NOTE 2 – GOING CONCERN

As of June 30, 2008, Epazz had an accumulated deficit of $1,760,156 and a working capital deficit of $300,453.  In addition, Epazz has not generated any cash from operations and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to Epazz' ability to continue as a going concern.

Epazz will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.  Management expects to be able to raise enough funds to meet its working capital requirements through through debt and/or equity financing.  There is no assurance that Epazz will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Epazz.  The financial statements do not include any adjustments that might be necessary should Epazz be unable to continue as a going concern.

NOTE 3 – ACQUISITION

On June 18, 2008, Epazz purchased all of the issued and outstanding common stock of Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI”) for an aggregate purchase price of $445,000.  The purchase price was payable as follows:

b)	$10,000 originally paid by Epazz as a deposit in connection with the parties’ entry into a letter of intent;

c)	Epazz paid $210,000 in cash; and

d)	Epazz provided a 7% promissory note in the amount of $225,000, described in greater detail in Note 7.

As a result, DFI and PRMI became wholly-owned subsidiaries of Epazz.

The acquisition has been accounted for in accordance with the provisions of Statement of Financial Standards No. 141, “Business Combinations.” The total purchase price was allocated to the net tangible assets based on the estimated fair values. No goodwill was recorded as there was no excess of the purchase price over the net identifiable assets. The preliminary allocation of the purchase price was based upon valuation data as of June 18, 2008 and the estimates and assumptions are subject to change.  The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and equivalents	$1,311
Accounts receivable	12,758
Intangible assets	480,720

Liabilities:
Deferred revenue	(49,789)

Total purchase price	$445,000

The following unaudited pro forma information assumes the acquisition of DFI and PRMI occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Three months ended June 30, 2008
Revenues	$9,725	$55,300
Net Loss	(37,140)	(107,208)
Loss Per Share	(0.00)	(0.00)

Three months ended June 30, 2007
Revenues	$–	$79,753
Net Loss	(30,806)	(89,205)
Loss Per Share	(0.00)	(0.00)

Six months ended June 30, 2008
Revenues	$9,725	$177,470
Net Loss	(86,953)	(153,173)
Loss Per Share	(0.00)	(0.00)

Six months ended June 30, 2007
Revenues	$–	$243,047
Net Loss	(51,923)	(205,772)
Loss Per Share	(0.00)	(0.00)

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2008:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(3,687)
Intangible assets, net		$477,033

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

During the six months ended June 30, 2008, we borrowed an additional $65,700 from our Chief Executive Officer and other related parties. At June 30, 2008, the total principal outstanding was $133,335, and we had accrued interest payable of $27,140 related to these loans.

NOTE 6 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at June 30, 2008) and expires on July 5, 2010.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

NOTE 7 – LONG-TERM NOTES PAYABLE

On June 4, 2008, Epazz issued a note payable in the amount of $296,100.  The loan is unsecured and bears interest at 10% and is payable in monthly payments of $6,291 until maturity of June 4, 2013.  In connection with the loan, Epazz paid $14,100 in financing costs that are being amortized over the life of the loan using the effective interest method.

As part of the acquisition of DFI and PRMI on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000. The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of the greater of $6,947, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY OWNED SUBSIDIARIES DESK FLEX, INC. AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

Business Overview

The Company was incorporated in the State of Illinois on March 23, 2000, to create software to help college students organize their college information and resources. The idea behind the Company was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software designed to retain their relationships with clients, employees, vendors and partners.

The Company developed a web portal infrastructure operating system product called BoxesOS v3.0. BoxesOS provides a web portal infrastructure operating system designed to increase the satisfaction of key stakeholders (students, faculty, alumni, employees, and clients) by enhancing the organizational experience through the use of enterprise web-based applications to organize their relationships and improve the lines of communication. BoxesOS decreases an organization’s operating expenses by providing development tools to create advanced web applications. The applications can be created by non-technical staff members of each institution. BoxesOS creates sources of revenue for Alumni Associations and Non-Profit organizations through utilizing a web platform to conduct e-commerce and provides e-commerce tools for small businesses to easily create "my accounts" for their customers. It further reduces administrative costs, by combining technology applications into one package, providing an alternative solution to enterprise resource planner (“ERP”) modules and showing a return on investment for institutions by reducing the need for 3rd party applications license fees. BoxesOS can also link a college or university’s resources with the business community by allowing businesses to better train their employees by utilizing courseware development from higher education institutions.

Recent Events:

On or about June 18, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI” and collectively with DFI, the “Target Companies”) and Arthur A. Goes, an individual and the sole stockholder of the Target Companies.  The Purchase Agreement consummated the transactions contemplated by the February 25, 2008, non-binding letter of intent (the “Letter of Intent”) the Company entered into, to acquire 100% of the outstanding shares of the Target Companies.  Pursuant to the Purchase Agreement, the Company agreed to purchase 100% of the outstanding shares of the Target Companies for an aggregate purchase price of $445,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(a)	Mr. Goes retained the $10,000 originally paid by the Company in connection with the parties’ entry into the Letter of Intent;

(b)	The Company paid Mr. Goes $210,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the Purchase Agreement; and

(c)	The Company provided Mr. Goes with a 7% Promissory Note in the amount of $225,000 (the “Note”), described in greater detail below.

Additionally, the Company agreed to assume an aggregate of approximately $15,475 in outstanding liabilities of DFI and PRMI in connection with the Closing.

The Purchase Agreement closed on June 18, 2008 (“Closing”), at which time Mr. Goes delivered to the Company, 2,000 shares of DFI stock, representing 100% of the issued and outstanding shares of DFI, and 1,000 shares of PRMI stock, representing 100% of the issued and outstanding shares of PRMI.  Also at Closing, the Company delivered the Cash Consideration and the Note to Mr. Goes.  As a result of the Closing, DFI and PRMI became wholly-owned subsidiaries of the Company.

The Note bears interest at the rate of seven percent (7%) per annum, and all past-due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.

Additionally, the Company agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Goes’ request, at the Company’s expense, to grant Mr. Goes a security interest over all of the Target Companies’ tangible and intangible assets, and the outstanding stock of both of the Target Companies until the Note is repaid.  Pursuant to such requirement of the Note, at the Closing, the Company entered into a Security Agreement with Mr. Goes, whereby the Company granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by the Target Companies.  Pursuant to the Security Agreement, the Company also assigned to Mr. Goes a security interest in all of its right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which it now has or hereafter acquires to secure repayment of the Note.

Professional Resource Management, Inc. and Desk Flex, Inc. Business Overview

Professional Resource Management, Inc. was incorporated under the laws of Illinois in June 1985.  On or around December 31, 1997, Professional Resource Management, Inc. established a wholly owned subsidiary, PRM Transfer Corp.  On or around December 31, 1997, Professional Resource Management, Inc., PRM Transfer Corp. and Arthur Goes entered into a Reorganization Agreement, whereby Professional Resource Management, Inc. transferred all of its assets and liabilities to PRM Transfer Corp., with the exception of those assets pertaining to its proprietary source code or software product, Desk/Flex.  Also pursuant to the Reorganization Agreement, Professional Resource Management, Inc. amended its corporate charter to change its name to Desk Flex, Inc. (“DFI”), and PRM Transfer Corp. amended its charter to change its name to Professional Resources Management, Inc. (“PRMI”).  The transfer was affected in an effort by Mr. Goes to better promote the Desk/Flex product.

PRMI and DFI are separate legal entities, but operate in conjunction.  PRMI and DFI share office space and certain employees.  DFI’s main source of revenue comes from the “Desk/Flex Software” product, which it owns, and PRMI’s main source of revenue comes from the “Agent Power” product line, which it owns.  PRMI also acts as the general agent for DFI; however, there is no formal agency agreement between the two companies.

Our Products

As of the acquisition of Target Companies which are now wholly owned subsidiaries of the Company (described in detail above), the Company offers three primary product lines under three different Company names.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc. and the Agent Power product is offered through Professional Resource Management, Inc.

EPAZZ BoxesOS v3.0

EPAZZ BoxesOS v3.0 (Web Infrastructure Operating System) is the Company's flagship product. It is the core package of EPAZZ, Inc.’s products and services. EPAZZ BoxesOS integrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

Services include:

• Single sign-on: Provides a powerful single-sign-on with security procedure to product users' information and identity.

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

Desk Flex Software

DFI developed the Desk/Flex Software (“Desk/Flex”) to enhance the value of businesses’ real estate investments and modernize their office space.  Desk/Flex lets businesses make better use of office space restrictions by enabling employees to instantly access their workstation tools from multiple areas in and outside of the office.  Desk/Flex lets employees reserve space in advance or claim space instantly. It adjusts the telephone switch (Private Branch Exchange or “PBX”) so that calls ring at the 'desk du jour', or go directly to voice mail when a worker is not checked in.

Key Features of Desk/Flex include:

Quick and Easy Check-In - Check-in and Check-out to a workstation takes less than 8 seconds, and advance reservations take only a few seconds more.

Point-and-Click Floor Maps - Desks that are available are identified by green dots. Those that are in use are identified by red. An employee needs only to click or touch (using an optional touch-screen) a green dot to select his or her desk.

PBX Interaction - Desk/Flex connects to an employee’s Nortel, Avaya or Cisco PBX to ensure that the employee has phone access at his or her desk; the message waiting light becomes operational; outside calls can be made only after checking in; and an employee is automatically checked out overnight if he or she leaves a workstation without checking out.

Web Browser and Local "Kiosk" Access - On site, the Desk/Flex kiosk(s) makes it easy to select a vacant desk near a co-worker or centrally located at the office. Even before leaving home a worker with access to the company intranet can reserve a desk or locate a co-worker at any desk in the company’s office via a web browser.

Advance Reservations - Workers can easily choose and reserve workspaces ahead of time for a particular date or range of dates.

Occupancy Reports - Management reports allow accurate measures of occupancy in total or by type of desk so the total number or mix of desks can be adjusted to meet client demand and save more office space expense in future months.

Desk/Flex is responsive to office size and needs, servicing small to large businesses. Desk/Flex can be configured to administer a single site or multiple sites locally or remotely.  Desk/Flex has full integration capabilities with both Nortel and Avaya, which combined represent the majority of the telecommunications and inbound automatic call distributor (“ACD”) market.

Agent Power Software

Agent Power Software (“Agent Power”) is PRMI’s proprietary software line.  PRMI believes Agent Power provides vital information and tools for call centers to help improve their workforce management. Historical, real-time, and forecast information is available at the touch of a button to plan, control, and monitor a business’s call center. Coordinated stand-alone modules allow a company to develop employee schedules, track queue and agent performance, communicate this information with the company’s agents and improve workforce management.

Agent Power is a suite of six (6) applications. Each can operate on a stand-alone basis, or can work in conjunction with the other applications.  The applications feature the following workforce management components:

▪	Planning and Scheduling;
▪	Agent Adherence;
▪	Agent Performance;
▪	ACD Group Performance;

▪	Real-Time Agent Status; and
▪	Info Screen.

All modules of Agent Power have full integration capabilities with Nortel, Avaya, and ROLM ACDs, and the Planning and Scheduling module works with any modern ACD system.

PLAN OF OPERATION

During the next twelve months, we plan to work towards further development of our BoxesOS software, and hope to expand our customers for our Desk/Flex and Agent Power software packages, funding permitting.
 We believe we can satisfy our cash requirements for the next two months with our current cash on hand. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes, as described above, is subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate that our operational as well as general and administrative expenses for the next 12 months will total approximately $350,000, including the significant funds we will need to raise to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note (described below), which there can be no assurance will be raised. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our various products offered through the Company, including its subsidiaries. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we would incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from sales to cover our operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

For the three months ended June 30, 2008 we had revenue of $9,725, compared to revenue of $0 for the three months ended June 30, 2007.   The increase in revenues is mostly attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

General and administrative expenses increased by $5,509 or 19.4% to $33,855 for the three months ended June 30, 2008 compared to general and administrative expenses of $28,346 for the three months ended June 30, 2007.  This increase in general and administrative expenses is due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization expense of $3,795 for the three months ended June 30, 2008 compared to $104 for the three months ended June 30, 2007, an increase of $3,691 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to increases in our depreciable asset base associated with the purchase of DFI and PRMI which occurred in June 2008.

Total operating expenses for the three months ended June 30, 2008 were $37,650, compared to $28,450 for the three months ended June 30, 2007, an increase of $9,200 or 32.3% from the prior period. Operating expenses increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 as a result of the $5,509 or 19.4% increase in general and administrative expenses and the $3,691 increase in depreciation and amortization expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Interest expense was $9,218 for the three months ended June 30, 2008 compared to $2,359 for the three months ended June 30, 2007, an increase of $6,859 or 291% from the prior period. Interest expense increased for the three months ended June 30, 2008 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum during the three months ended June 30, 2008, compared to the three months ended June 30, 2007, our borrowings under the Note (described below), which was outstanding as of June 30, 2008, but not as of June 30, 2007, and the fact that the bank line of credit was outstanding for three full months during the three months ended June 30, 2008, compared to less than one month during the three months ended June 30, 2007.

We had a net loss of $37,140 for the three months ended June 30, 2008 compared to a net loss of $30,806 for the three months ended June 30, 2007, an increase in net loss of $6,334 or 21% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

For the six months ended June 30, 2008 we had revenue of $9,725, compared to revenue of $0 for the six months ended June 30, 2007.   The increase in revenues is mostly attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

We had research and development costs of $15,080 for the six months ended June 30, 2008 compared to cost of revenue of $0 for the six months ended June 30, 2007.  Research and development costs increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 because of testing of our updates to BoxesOS during 2008, which expenses were not present in 2007.

General and administrative expenses increased by $13,920 or 29.8% to $60,651 for the six months ended June 30, 2008 compared to general and administrative expenses of $46,731 for the six months ended June 30, 2007.  This increase in general and administrative expenses is due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization expense of $3,899 for the six months ended June 30, 2008 compared to $413 for the six months ended June 30, 2007, an increase of $3,486 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to increases in our depreciable asset base associated with the purchase of DFI and PRMI which occurred subsequent to the six months ended June 30, 2007.

Total operating expenses for the six months ended June 30, 2008 were $79,630, compared to $47,144 for the six months ended June 30, 2007, an increase of $32,486 or 68.9% from the prior period. Operating expenses increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 as a result of the $13,920 or 29.8% increase in general and administrative expenses and the $3,899 increase in depreciation and amortization expenses for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

Interest expense was $17,056 for the six months ended June 30, 2008 compared to $4,785 for the six months ended June 30, 2007, an increase of $12,271 or 256% from the prior period. Interest expense increased for the six months ended June 30, 2008 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum during the six months ended June 30, 2008, compared to the six months ended June 30, 2007, our borrowings under the Note (described below), which was outstanding as of June 30, 2008, but not as of June 30, 2007, and the fact that the bank line of credit was outstanding for six full months during the six months ended June 30, 2008, compared to less than one month during the six months ended June 30, 2007.

We had a net loss of $86,953 for the six months ended June 30, 2008 compared to a net loss of $51,923 for the six months ended June 30, 2007, an increase in net loss of $35,030 or 67% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $82,691 as of June 30, 2008, consisting of cash of $69,080, $8,925 of accounts receivable and $4,686 of deferred financing costs in connection with the June 2008 Note (described above).

We had non-current assets of $487,593 as of June 30, 2008, consisting of property and equipment, net of accumulated depreciation of $11,196, of $1,574; non-current deferred financing costs of $8,986, in connection with the June 2008 Note; and intangible assets of $477,033.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $383,144 as of June 30, 2008, consisting of $29,192 of accounts payable and accrued liabilities, $82,764 of deferred revenues, $137,853 of current portion of note payable in connection with payments due on the Note and June 2008 Note, and $133,335 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $300,453 and a total accumulated deficit of $1,760,156 as of June 30, 2008.

We had long-term note payable, net of current portion of $387,346, which represented payments due on the Note and the June 2008 Note, described below and long-term line of credit of $100,000 as of June 30, 2008, which line of credit is described below.

We had net cash used in operating activities of $35,866 for the six months ended June 30, 2008, which was mainly due to $86,953 of net loss, partially offset by $32,975 of change in deferred revenue.

We had $219,690 of net cash used in investing activities for the six months ended June 30, 2008, which was mainly in connection with the purchase of acquisition, net of cash received of $1,311 of $218,689.

We had $321,620 of net cash provided by financing activities during the six months ended June 30, 2008, which represented $282,000 of net proceeds from notes payable, and $65,700 of proceeds from loans payable to related parties, partially offset by $24,600 of repayment of loans payable to related parties and $1,480 of repayment of notes payable.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% as of the filing of this Report, with the prime rate at 5% as of July 1, 2008), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the entire $100,000 has been borrowed under the line of credit.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% interest.  At June 30, 2008, the outstanding balance was $133,335.

In June 2008, the Company provided Arthur A. Goes a Promissory Note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past-due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation (the “June 2008 Note”).  The loan is unsecured and bears interest at 10% and is payable in monthly payments of $6,291 until maturity on June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls and procedures were not effective due to the adjusting entries proposed by our auditors related to the acquisition of DFI and PRMI.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the fiscal quarter covered by this Report that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, including those of our wholly owned subsidiaries DFI and PRMI, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

RISKS RELATED TO OUR BUSINESS

We owed approximately $750,000 as of June 30, 2008, to repay outstanding loans and notes payables and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of June 30, 2008, we owed approximately $525,000 in outstanding notes payable, which included approximately $138,000 which is due in the next 12 months, not including any interest due on such Note and June 2008 Note, described above.  We also owed $100,000 on our line of credit and an additional $133,335 to our Chief Executive Officer as of June 30, 2008.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We currently anticipate that we will only be able to continue our business operations for the next two (2) months with our current cash on hand and will need approximately $350,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding throughout the 2008 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the even that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Note payable in connection with the acquisition of DFI and PRMI is secured by a security interest in substantially all of the assets of DFI, PRMI and the Company.

We provided Mr. Goes, the seller of the DFI and PRMI with a 7% Promissory Note in the amount of $225,000 (the “Note”) in connection with the Closing of the purchase of DFI and PRMI. The Note bears interest at the rate of seven percent (7%) per annum, and all past-due principal and interest (which failure to pay such amounts after a thirty (30) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  We agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which we agreed to file, at Mr. Goes request, at our expense, to grant Mr. Goes a security interest over all of DFI’s and PRMI’s tangible and intangible assets, and the outstanding stock of DFI and PRMI until the Note is repaid.  Pursuant to such requirement of the Note, at the Closing, we entered into a Security Agreement with Mr. Goes, whereby we granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by DFI and PRMI.  Pursuant to the Security Agreement, we also assigned to Mr. Goes a security interest in all of our right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which we now have or hereafter acquire to secure repayment of the Note.  If we default on the repayment of the Note, Mr. Goes may enforce his security interest over the assets of the DFI and PRMI and our assets which secure the repayment of the Note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $152,658 and $618,988 for the years ended December 31, 2007 and 2006, respectively.  The Company had a net loss of $37,140 for the three months ended June 30, 2008. As of June 30, 2008, the Company had an accumulated deficit of $1,760,156 and negative working capital of $300,453. Our pro forma results of operations, including our recently acquired subsidiaries, DFI and PRMI, show that we would have had a net loss of $107,208 for the three months ended June 30, 2008 and a net loss of $153,173 for the six months ended June 30, 2008.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $350,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next two months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

GBH CPAs, PC, our independent registered public accountant, has added an explanatory paragraph to their audit opinion issued in connection with the financial statements contained herein indicating that it has substantial doubt about our ability to continue as a going concern given our recurring losses from operations and deficiencies in working capital and equity. This substantial doubt could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock. Additionally, shares issued in our planned offering will cause immediate and substantial dilution to our existing shareholders.

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. We currently plan to raise additional funding through the sale of debt or equity securities, which would cause a significant increase in the number of outstanding shares which we currently have, and would cause immediate and substantial dilution to our existing shareholders.  Additionally in the future, shareholders, including our President and Chief Executive Officer, and any shareholders who purchase shares in the planned offering may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, if the Company remains a reporting company, a non “affiliate” stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may sell their securities free of any volume limitations. Rule 144 also permits, under certain circumstances, the sale of securities, with certain volume limitations, by an affiliate, if the Company is a reporting company, the “affiliate” has held such shares for six months, and the Company continues to file periodic reports with the commission.  The rules are different however for non-reporting companies in that non-“affiliate” and “affiliate shareholders must hold their securities for at least a year, and no sales by “non-affiliates” are able to be made unless certain requirements are met, including, but not limited to that there is current public information available regarding the Company and the “affiliate” complies with the applicable volume limitations.  The disclosures in this paragraph assume for all purposes that the Company is not a “shell company,” as described above. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

Our success and the success of DFI and PRMI depend in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business.

We may not be successful in achieving market acceptance of our products, including the products of DFI and PRMI. Any failure or delay in diversifying our existing product offerings could harm our business, results of operations and financial condition.

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

Our operating results, including the operating results of DFI and PRMI, are difficult to predict and fluctuate substantially from quarter to quarter and year to year, which may increase the difficulty of financial planning and forecasting and may result in declines in our stock price.

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

● the timing of new product introductions and product enhancements by both us and our competitors;

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

Any defects in our applications, or defects that cause other applications to malfunction or fail, could result in:

● lost or delayed market acceptance and sales of our software;

● loss of clients;

● product liability suits against us;

● diversion of development resources;

● injury to our reputation; and

● increased maintenance and warranty costs.

Our market is subject to rapid technological change and if we fail to continually enhance our products and services in a timely manner, our revenue and business would be harmed.

We must continue to enhance and improve the performance, functionality and reliability of our products in a timely manner. The software industry is characterized by rapid technological change, changes in user requirements and preferences, frequent new product and services introductions embodying new technologies, and the emergence of new industry standards and practices that could render our products and services obsolete. Our failure to continually enhance our products and services in a timely manner would adversely impact our business and prospects. Our success will depend, in part, on our ability to internally develop and license leading technologies to enhance our existing products and services, to develop new products and services that address the increasingly sophisticated and varied needs of our future customers, and to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. Our product development efforts are expected to continue to require substantial investments, and we may not have sufficient resources to make the necessary investments. If we are unable to adapt our products and services to changing market conditions, customer requirements or emerging industry standards, we may not be able to maintain or increase our revenue and expand our business.

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

Our software is planned to be licensed to customers under license agreements, which license may include provisions prohibiting the unauthorized use, copying and transfer of the licensed program. Policing unauthorized use of our products will likely be difficult and, while we are unable to determine the extent to which piracy of our software products exists, any significant piracy of our products could materially and adversely affect our business, results of operations and financial condition. In addition, the laws of some foreign countries do not protect the proprietary rights to as great an extent as do the laws of the United States and our means of protecting our proprietary rights may not be adequate.

We may face product liability claims from our future customers which could lead to additional costs and losses to the Company.

Our license agreements with our future customers will contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the license agreements may not be effective under the laws of some jurisdictions. A successful product liability claim brought against us could result in payment by us of substantial damages, which would harm its business, operating results and financial condition and cause the price of its common stock to fall.

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

We believe that establishing a brand is critical to achieving acceptance of our software products and to establishing key strategic relationships. As a new company with a new brand, we believe that we have little to no brand recognition with the public. We may experience difficulty in establishing a brand name that is well-known and regarded, and any brand image that we may be able to create may be quickly impaired. The importance of brand recognition will increase when and if our competitors create products that are similar to our products. Even if we are able to establish a brand image and react appropriately to changes in customer preferences, customers may consider our brand image to be less prestigious or trustworthy than those of our larger competitors. Our results of operations may be affected in the future should our products even be successfully launched.

We may fail in introducing and promoting our products to the software market, which will have an adverse effect on our ability to generate revenues.

Demand for and market acceptance of new products is inherently uncertain. Our revenue will come from the sale of our products, and our ability to sell our products will depend on various factors, including the eventual strength, if any, of our brand name, competitive conditions and our access to necessary capital. If we fail to introduce and promote our products, we may not be able to generate any significant revenues. In addition, as part of our growth strategy, we intend to expand our product offerings to introduce more products in other categories. This strategy may however prove unsuccessful and our association with failed products could impair our brand image. Introducing and achieving market acceptance for these products will require, among other things:

● the establishment of our brand;

● the development and performance to our planned product introductions;

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

We also have one registered trademark in the U.S. for our “EPAZZ” mark. Although we attempt to monitor use of and take steps to prevent third parties from using our trademark without permission, policing the unauthorized use of our trademark is difficult. If we fail to take steps to enforce our trademark rights, our competitive position and brand recognition may be diminished.

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

Our competitors may be able to produce a software product that is similar to our product without infringing on our intellectual property rights. Since we have yet to establish any significant brand recognition for our product, we could lose a substantial amount of business due to competitors developing products similar to our software products. As a result, our future growth and ability to generate revenues from the sale of our product could suffer a material adverse effect.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our recent acquisition of DFI and PRMI, described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

● we have limited experience acquiring or making investments in complementary companies, products, services and technologies;

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

● the ability of the Company or its distributors to meet their sales objectives;

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

The President and Chief Executive officer of the Company has significant influence over our company.

Shaun Passley beneficially owns approximately 76% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents 96.7% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8*	June 2008 Promissory Note with Star Financial Corporation

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: August 19, 2008	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer