Form 10-Q
period 2008-09-30
Epazz Inc
filed 2008-11-19
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Yes   ☐ No   ☒

The number of shares of the issuer’s common stock outstanding as of November 18, 2008 was 39,482,940 shares of common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and December 31, 2007
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash	$13,440	$3,016
Accounts receivable	44,499	–
Deferred financing costs	4,475	–
Total current assets	62,414	3,016

Property and equipment, net of accumulated depreciation of $11,313 and 10,984	3,253	1,678
Deferred financing costs	7,948	–
Intangible assets, net of accumulated amortization of $27,723 and $0	452,997	–

TOTAL ASSETS	$526,612	$4,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$53,547	$19,240
Deferred revenue	54,144	–
Current portion of notes payable	374,311	3,509
Loans payable to related parties	187,980	92,235
Total current liabilities	669,982	114,984

Long-term notes payable, net of current portion	146,979	2,070
Long-term line of credit	100,000	100,000
TOTAL LIABILITIES	916,961	217,054

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 39,482,940 shares issued and outstanding	394,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	1,041,014	1,041,014
Accumulated deficit	(1,851,192)	(1,673,203)
Total stockholders’ deficit	(390,349)	(212,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$526,612	$4,694

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenue	$85,484	$–	$95,209	$–

Operating expenses:
Cost of revenue	–	415	15,080	415
General & administrative	129,597	45,951	190,248	92,682
Depreciation and amortization	24,153	104	28,052	517
Total operating expenses	153,750	46,470	233,380	93,614

Operating loss	(68,266)	(46,470)	(138,171)	(93,614)

Other income (expense):
Interest income	33	–	989	6
Interest expense	(23,751)	(5,309)	(40,807)	(10,093)
Total other income (expense)	(23,718)	(5,309)	(39,818)	(10,088)

Net loss	$(91,984)	$(51,779)	$(177,989)	$(103,702)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	41,982,940	41,982,940	41,982,940	41,982,940

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
(unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(177,989)	$(103,702)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	28,052	517
Amortization of deferred financing costs	1,677	–
Changes in:
Accounts receivable	(31,741)	–
Accounts payable and accrued liabilities	34,307	7,717
Deferred revenue	4,355	–
Net cash used in operating activities	(141,339)	(95,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,904)	(1,242)
Purchase of DFI and PRMI, net of cash received of $1,311	(218,689)	–
Net cash used in investing activities	(220,593)	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, net of financing costs	282,000	–
Repayment of notes payable	(5,389)	(2,252)
Proceeds from borrowings on line of credit	–	90,000
Proceeds from loans payable to related parties	152,381	64,234
Repayment of loans payable to related parties	(56,636)	(1,800)
Net cash provided by financing activities	372,356	150,182

NET CHANGE IN CASH	10,424	53,472

CASH AT BEGINNING OF PERIOD	3,016	5,381

CASH AT END OF PERIOD	$13,440	$58,853

Supplemental Disclosures:
Interest paid	$12,576	$–
Income tax paid	–	–

Non-cash investing and financing activities:
Note payable for acquisition	$225,000	–

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

Revenue Recognition

All revenue is recognized when persuasive evidence of an arrangement exists, the sale is complete, the price is fixed or determinable and collectability is reasonably assured.  Revenue from maintenance arrangements are recorded as deferred revenue and recognized as revenue ratably over the billing coverage period.

Reclassifications

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

NOTE 2 – GOING CONCERN

As of September 30, 2008, Epazz had an accumulated deficit of $1,851,192 and a working capital deficit of $607,568.  In addition, Epazz has generated limited cash from operations and had no cash reserve dedicated to fund expenditures.  Epazz is currently in default on payments related to a $296,100 note.  These factors create a substantial doubt as to Epazz's ability to continue as a going concern.

Epazz will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products.  Management expects to be able to raise enough funds to meet its working capital requirements through debt and/or equity financing.  There is no assurance that Epazz will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Epazz.  The financial statements do not include any adjustments that might be necessary should Epazz be unable to continue as a going concern.

NOTE 3 – ACQUISITION

On June 18, 2008, Epazz purchased all of the issued and outstanding common stock of Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) for an aggregate purchase price of $445,000.  The purchase price was payable as follows:

a)	$10,000 originally paid by Epazz as a deposit in connection with the parties’ entry into a letter of intent;

b)	Epazz paid $210,000 in cash; and

c)	Epazz provided a 7% promissory note in the amount of $225,000, described in greater detail in Note 7.

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

	As Reported	Pro-Forma
Three months ended September 30, 2007
Revenues	$–	$105,786
Net Loss	(51,779)	(49,994)
Loss Per Share	(0.00)	(0.00)

Nine months ended September 30, 2008
Revenues	$95,209	$262,954
Net Loss	(177,989)	(245,157)
Loss Per Share	(0.00)	(0.00)

Nine months ended September 30, 2007
Revenues	$–	$348,833
Net Loss	(103,702)	(276,246)
Loss Per Share	(0.00)	(0.00)

NOTE 4 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2008:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(27,723)
Intangible assets, net		$452,997

NOTE 5 – LOANS PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2008, we borrowed an additional $152,381 from our Chief Executive Officer and other related parties. At September 30, 2008, the total principal outstanding was $187,980, and we had accrued interest payable of $33,165 related to these loans.  The notes bear interest at 15% per year.

NOTE 6 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at September 30, 2008) and expires on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

NOTE 7 – LONG-TERM NOTES PAYABLE

On June 4, 2008, Epazz issued a note payable in the amount of $296,100.  The loan is unsecured and bears interest at 10% and is payable in monthly payments of $6,291 until maturity of June 4, 2013.  In connection with the loan, Epazz paid $14,100 in financing costs that are being amortized over the life of the loan using the effective interest method.  As of November 19, 2008, Epazz was not current in its $6,291 monthly payments for August, September, October and November 2008.  As a result, Epazz reclassified the entire balance of the note to current liabilities on the balance sheet.

As part of the acquisition of DFI and PRMI on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY OWNED SUBSIDIARIES DESK FLEX, INC. AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2008.

Business Overview

The Company was incorporated in the State of Illinois on March 23, 2000, to create software to help college students organize their college information and resources. The idea behind the Company was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software designed to retain relationships with clients, employees, vendors and partners.

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

The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all of its required Monthly Payments.

Additionally, the Company agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, but which filing has not occurred to date, at Mr. Goes’ request, at the Company’s expense, to grant Mr. Goes a security interest over all of the Target Companies’ tangible and intangible assets, and the outstanding stock of both of the Target Companies until the Note is repaid.  Pursuant to such requirement of the Note, at the Closing, the Company entered into a Security Agreement with Mr. Goes, whereby the Company granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by the Target Companies.  Pursuant to the Security Agreement, the Company also assigned to Mr. Goes a security interest in all of its right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which it now has or hereafter acquires to secure repayment of the Note.

Professional Resource Management, Inc. and Desk Flex, Inc. Business Overview

Professional Resource Management, Inc. was incorporated under the laws of Illinois in June 1985.  On or around December 31, 1997, Professional Resource Management, Inc. established a wholly owned subsidiary, PRM Transfer Corp.  On or around December 31, 1997, Professional Resource Management, Inc., PRM Transfer Corp. and Arthur Goes entered into a Reorganization Agreement, whereby Professional Resource Management, Inc. transferred all of its assets and liabilities to PRM Transfer Corp., with the exception of those assets pertaining to its proprietary source code or software product, Desk/Flex.  Also pursuant to the Reorganization Agreement, Professional Resource Management, Inc. amended its corporate charter to change its name to Desk Flex, Inc. (“DFI”), and PRM Transfer Corp. amended its charter to change its name to Professional Resources Management, Inc. (“PRMI”).  The transfer was effected in an effort by Mr. Goes to better promote the Desk/Flex product.

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

Our Products

After the acquisition of the Target Companies which are now wholly owned subsidiaries of the Company (described in detail above), the Company offers three primary product lines under three different Company names.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc. and the Agent Power product is offered through Professional Resource Management, Inc.

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

PLAN OF OPERATION

During the next twelve months, we plan to work towards further development of our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes, as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

We anticipate needing to raise $100,000 in additional funds to continue our business operations for the next 12 months, including administrative and other costs, and the significant funds we will need to raise to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note (described below), which there can be no assurance will be raised. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we would then not be able to proceed with our business plan for the development and marketing of our various products offered through the Company, including its subsidiaries. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that, depending on market conditions and our plan of operations, we will incur operating losses in the foreseeable future. We base this expectation, in part, on the fact that we may not be able to generate enough gross profit from sales to cover our operating expenses.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

For the three months ended September 30, 2008 we had revenue of $85,484, compared to revenue of $0 for the three months ended September 30, 2007. The increase in revenues is attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

We had cost of revenue expense of $0 for the three months ended September 30, 2008, compared to $415 for the three months ended September 30, 2007, a decrease of $415 from the prior period.  This decrease in cost of revenue is attributable to the fact that the Company had expenses associated with the development of its BoxesOS software during the three months ended September 30, 2007; while the Company had no such expenses during the three months ended September 30, 2008, as its Desk/Flex and Agent Power product lines are already developed.

General and administrative expenses increased by $83,646 or 182% to $129,597 for the three months ended September 30, 2008 compared to general and administrative expenses of $45,951 for the three months ended September 30, 2007.  This increase in general and administrative expenses was mainly due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the three months ended September 30, 2008, compared to the three months ended September 30, 2007, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization expense of $24,153 for the three months ended September 30, 2008 compared to $104 for the three months ended September 30, 2007, an increase of $24,099 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

Total operating expenses for the three months ended September 30, 2008 were $153,750, compared to $46,470 for the three months ended September 30, 2007, an increase of $107,280 or 231% from the prior period. Operating expenses increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 as a result of the $83,646 or 182% increase in general and administrative expenses and the $24,099 increase in depreciation and amortization expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

We had an operating loss of $68,266 for the three months ended September 30, 2008, compared to an operating loss of $46,470 for the three months ended September 30, 2007, an increase in operating loss of $21,796 or 46.9% from the prior period.  The increase in operating loss was due to a $107,280 or 231% increase in total expenses which was not sufficiently offset by the $85,484 increase in revenue for the three months ended September 30, 2008, compared to the three months ended September 30, 2007.

Interest expense was $23,751 for the three months ended September 30, 2008 compared to $5,309 for the three months ended September 30, 2007, an increase of $18,442 or 347% from the prior period. Interest expense increased for the three months ended September 30, 2008 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the three months ended September 30, 2007, and interest expense associated with our borrowings under the Note and June 2008 Note (both described below), which were outstanding as of September 30, 2008, but not as of September 30, 2007.

We had a net loss of $91,984 for the three months ended September 30, 2008 compared to a net loss of $51,779 for the three months ended September 30, 2007, an increase in net loss of $40,205 or 77.6% from the prior period, which was mainly due to the $107,708 increase in operating expenses and the $18,014 increase in interest expense which was not sufficiently offset by the $85,484 increase in revenues for the three months ended September 30, 2008, compared to the three months ended September 30, 2007

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

For the nine months ended September 30, 2008 we had revenue of $95,209, compared to revenue of $0 for the nine months ended September 30, 2007.   The increase in revenues is attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

We had cost of revenue expense of $15,080 for the nine months ended September 30, 2008, compared to $415 for the nine months ended September 30, 2007, an increase of $14,665 from the prior period.  This increase in cost of revenue is attributable to increased expenses associated with development of new software products during the nine months ended September 30, 2008, which expenses were not present due to decreased software development during the nine months ended September 30, 2007.

General and administrative expenses increased by $97,566 or 105% to $190,248 for the nine months ended September 30, 2008 compared to general and administrative expenses of $92,682 for the nine months ended September 30, 2007.  This increase in general and administrative expenses was due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization expense of $28,052 for the nine months ended September 30, 2008 compared to $517 for the nine months ended September 30, 2007, an increase of $27,535 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

Total operating expenses for the nine months ended September 30, 2008 were $233,380, compared to $93,614 for the nine months ended September 30, 2007, an increase of $139,766 or 149% from the prior period. Operating expenses increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as a result of the $97,566 or 105% increase in general and administrative expenses and the $27,535 increase in depreciation and amortization expenses for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

We had an operating loss of $138,171 for the nine months ended September 30, 2008, compared to an operating loss of $93,614 for the nine months ended September 30, 2007, an increase in operating loss of $44,557 or 47.6% from the prior period.  The increase in operating loss was due to a $139,766 or 149% increase in total operating expenses, which was not sufficiently offset by the $95,209 increase in revenue for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

Interest expense was $40,807 for the nine months ended September 30, 2008 compared to $10,093 for the nine months ended September 30, 2007, an increase of $30,714 or 304% from the prior period. Interest expense increased for the nine months ended September 30, 2008 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum during the nine months compared to the nine months ended September 30, 2007, and our borrowings under the Note and June 2008 Note (both described below), which were outstanding as of September 30, 2008, but not as of September 30, 2007, and the fact that the bank line of credit was outstanding for nine full months during the nine months ended September 30, 2008, compared to less than four months during the nine months ended September 30, 2007.

We had a net loss of $177,989 for the nine months ended September 30, 2008 compared to a net loss of $103,702 for the nine months ended September 30, 2007, an increase in net loss of $74,287 or 72% from the prior period.  Net loss increased mainly due to the $139,766 or 149% increase in operating expenses and the $30,714 or 304% increase in interest expense which was not sufficiently offset by the $95,209 increase in revenues for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $62,414 as of September 30, 2008, consisting of cash of $13,440, accounts receivable of $44,499 and deferred financing costs of $4,475.

We had non-current assets of $464,198 as of September 30, 2008, consisting of property and equipment, net of accumulated depreciation of $3,253; non-current deferred financing costs of $7,948, in connection with the June 2008 Note; and intangible assets, net of accumulated amortization of $452,997.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $669,982 as of September 30, 2008, consisting of $53,547 of accounts payable and accrued liabilities, $54,144 of deferred revenues, $374,311 of current portion of notes payable in connection with payments due on the Note and June 2008 Note, and $187,980 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $607,568 and a total accumulated deficit of $1,851,192 as of September 30, 2008.

We had long-term note payable, net of current portion of $146,979, which represented payments due on the Note, described below, and long-term line of credit of $100,000 as of September 30, 2008, which line of credit is described below.

We had net cash used in operating activities of $141,339 for the nine months ended September 30, 2008, which was mainly due to $177,989 of net loss and $31,741 of change in accounts receivable, offset by $34,307 of change in accounts payable and accrued liabilities and $28,052 of depreciation and amortization.

We had $220,593 of net cash used in investing activities for the nine months ended September 30, 2008, which was mainly in connection with the $218,689 cash portion of the purchase price of DFI and PRMI, net of cash received of $1,311 and purchase of fixed assets of $1,904.

We had $372,356 of net cash provided by financing activities during the nine months ended September 30, 2008, which represented $282,000 of proceeds from notes payable, and $152,381 of proceeds from loans payable to related parties, offset by $56,636 of repayment of loans payable to related parties and $5,389 of repayment of notes payable.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% as of the filing of this report, with the prime rate at 5% as of October 1, 2008), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the entire $100,000 has been borrowed under the line of credit.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year.  During the nine months ended September 30, 2008, we borrowed an additional $152,381 from our Chief Executive Officer and other related parties.  At September 30, 2008, the total principal outstanding was $187,980, and we had accrued interest payable of $33,165 related to these loans.

In June 2008, the Company provided Arthur A. Goes a Promissory Note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such Monthly Payments.

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation (the “June 2008 Note”).  The loan is unsecured and bears interest at 10% and is payable in monthly payments of $6,291 until maturity on June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.  As of the date of this report, the Company is not current in its $6,291 monthly payments for August, September, October and November 2008.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The disclosure controls and procedures were not effective due to the adjusting entries proposed by our auditors related to the acquisition of DFI and PRMI.  We are currently working to add the appropriate accounting personnel to correct this.

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

RISKS RELATED TO OUR BUSINESS

We owed approximately $809,000 as of September 30, 2008, to repay outstanding loans and notes payables and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of September 30, 2008, we owed approximately $521,000 in outstanding notes payable, which included approximately $138,000 which is due in the next 12 months, not including any interest due on such Note and June 2008 Note, described above.  We also owed $100,000 on our line of credit and an additional $187,980 to our Chief Executive Officer as of September 30, 2008.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding throughout the 2008 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the even that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Note payable in connection with the acquisition of DFI and PRMI is secured by a security interest in substantially all of the assets of DFI, PRMI and the Company.

We provided Mr. Goes, the seller of the DFI and PRMI with a 7% Promissory Note in the amount of $225,000 (the “Note”) in connection with the Closing of the purchase of DFI and PRMI. The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a thirty (30) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  As of the date of this report, the Company is current with all Monthly Payments.  We agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which we agreed to file, at Mr. Goes’ request, at our expense, to grant Mr. Goes a security interest over all of DFI’s and PRMI’s tangible and intangible assets, and the outstanding stock of DFI and PRMI until the Note is repaid.  Pursuant to such requirement of the Note, at the Closing, we entered into a Security Agreement with Mr. Goes, whereby we granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by DFI and PRMI.  Pursuant to the Security Agreement, we also assigned to Mr. Goes a security interest in all of our right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which we now have or hereafter acquire to secure repayment of the Note.  If we default on the repayment of the Note, Mr. Goes may enforce his security interest over the assets of the DFI and PRMI and our assets which secure the repayment of the Note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

If we are deemed to be a “shell company,” shareholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144.

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” however, we may be deemed to be a “shell company.” If we are deemed to be a “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed a “shell company,” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $152,658 and $618,988 for the years ended December 31, 2007 and 2006, respectively.  The Company had a net loss of $91,984 for the three months ended September 30, 2008. As of September 30, 2008, the Company had an accumulated deficit of $1,851,192 and negative working capital of $607,568. We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

We have conditions that raise substantial doubts that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

There is substantial doubt about our ability to continue as a going concern given our recurring losses from operations, deficiencies in working capital and equity and our failure to make payments related to a $296,100 note. This substantial doubt could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

There is currently a limited public market for our securities. Moving forward, our stock price may be volatile and illiquid.

Our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “EPAZ,” however, there is currently only a limited market for our securities.  If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 19, 2008	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Financial Officer