Form 10-K
period 2008-12-31
Epazz Inc
filed 2009-05-04
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
 OF THE EXCHANGE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was $402,358.

At April 30, 2009, there were 42,482,940 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.Exhibits, Financial Statement Schedules	50

PART I
ITEM 1.  BUSINESS

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2008.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), AND PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Recent 2008 Events

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

Additionally, the Company agreed to assume an aggregate of $15,475 in outstanding liabilities of DFI and PRMI in connection with the Closing.

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

Additionally, the Company agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file at Mr. Goes’ request, at the Company’s expense, to grant Mr. Goes a security interest over all of the Target Companies’ tangible and intangible assets, and the outstanding stock of both of the Target Companies until the Note is repaid, but which filing has not occurred to date.  Pursuant to such requirement of the Note, at the Closing, the Company entered into a Security Agreement with Mr. Goes, whereby the Company granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by the Target Companies.  Pursuant to the Security Agreement, the Company also assigned to Mr. Goes a security interest in all of its right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which it now has or hereafter acquires to secure repayment of the Note.

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

• Course Management System: Manage distance, traditional courses and Calendar.

• Enterprise Web Site Content Management: Manage public sites with multi contributors.

• · Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.

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

EPAZZ hopes to receive revenues from the following sources; however, we only generated $184,341 revenues for the year ended December 31, 2008:

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

Research and Development

Over the previous two years we have issued 1,000,000 Class A Common Shares to software developers in consideration for research and product development of BoxesOS.  The Company has spent no other resources on research and development activities for the fiscal years ended December 31, 2008 and December 31, 2007.

Employees

We currently employ four (4) full-time employees.  Three of those employees are provided to us by Administaff Companies II, L.P. (“Administaff”), with whom we have a client service agreement.

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

Material Events

In March 2009, we issued an aggregate of 3,000,000 shares of our restricted common stock to 538 Investments LTD (“538 Investments”) in connection with a Consulting Agreement entered into with 538 Investments, and in consideration for consulting services rendered in connection with market research, business plan development and media monitoring services.  The consulting agreement was effective March 1, 2009, and expires September 1, 2009.  The shares provided to 538 Investments represented the full compensation due to 538 Investments under the terms of the agreement.  The shares were valued at $30,000 in aggregate based on the market price on the grant date.

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

RISKS RELATED TO OUR BUSINESS

We owed $960,689 as of December 31, 2008, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2008, we owed $501,057 in outstanding notes payable, which included $119,381 which is due in the next 12 months, not including any interest due on the Note (defined below) and the June 2008 Note, described above.  We also owed $100,000 on our line of credit and an additional $116,179 to our Chief Executive Officer as of December 31, 2008.  Finally, we owed $243,453 in other current liabilities.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding throughout the 2009 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $264,107 and $152,658 for the years ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the Company had an accumulated deficit of $1,937,310 and negative working capital of $433,920.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

We have conditions that raise substantial doubt that we can continue as a going concern, which may negatively affect our ability to raise additional funds and otherwise operate our business. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business, and you may lose your investment.

There is substantial doubt about our ability to continue as a going concern given our recurring losses from operations, deficiencies in working capital and equity and our failure to make payments related to our notes payable as described herein. This substantial doubt could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to implement our business plan, we may have to liquidate our business and you may lose your investment. You should consider our independent registered public accountants’ comments when determining if an investment in us is suitable.

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

As a result of these and other factors, our operating results for any fiscal quarter or fiscal year will be subject to significant variation, and we believe that period-to-period comparisons of our results of operations are not necessarily meaningful in terms of their relation to future performance. You should not rely upon these comparisons as indications of future performance. It is likely that our future quarterly and annual operating results from time to time will not meet the expectations of public market analysts or investors, which could cause a drop in the price of our common stock.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI and PRMI, described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

Our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “EPAZ,” however; there is currently only a limited market for our securities.  If there is a market for our common stock in the future, we anticipate that such market would continue to be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

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

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our Board of Directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

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

State securities laws may limit secondary trading, which may restrict the States in which and conditions under which you can sell shares.

Secondary trading in our common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 50 N. Brockway Suite 3-5, Palatine, Illinois 60067.  The executive offices represent approximately 1,060 square feet.  We occupy this space under an amended lease agreement between PRMI and Harris Bank Palatine, N.A. which has a three year term that began on June 1, 2007 and ends on May 31, 2010.  The monthly rent under the lease is $1,435.42 for the first year, $1,479.58 for the second year, and $1,523.75 for the third year.  The lease may be cancelled by the landlord with twelve months prior written notice or by us with ninety (90) days prior written notice to the landlord. The lease can be extended for an additional three year period, assuming we provide notice of our desire to extend the lease to the landlord no later than four months prior to the end of the lease period.  We also have a web server lease in place at a cost of approximately $800 per month.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the period of this report.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Series A Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "EPAZ" since January 24, 2008. As of April 30, 2009, the Company had 42,482,940 shares of Series A Common Stock outstanding held by approximately 55 shareholders of record.

The following table sets forth the high and low trading prices of a share of our common stock as reported for the past fiscal year (the Company’s common stock was only approved for quotation on the Over-The-Counter Bulletin Board in January 2008. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2008	$0.039	$0.003
September 30, 2008	$0.070	$0.040
June 30, 2008	$0.160	$0.070
March 31, 2008	$0.310	$0.100

As of April 30, 2009, the Company had 2,500,000 shares of Series B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Series B Common Stock.

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

Recent Sales of Unregistered Securities

In March 2009, we issued an aggregate of 3,000,000 shares of our restricted common stock to 538 Investments LTD (“538 Investments”) in connection with a Consulting Agreement entered into with 538 Investments, and in consideration for consulting services rendered in connection with market research, business plan development and media monitoring services.  The consulting agreement was effective March 1, 2009, and expires September 1, 2009.  The shares provided to 538 Investments represented the full compensation due to 538 Investments under the terms of the agreement.  The shares were valued at $30,000 in aggregate based on the market price on the grant date.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes, as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2008, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2007

We had revenue of $184,341 for the year ended December 31, 2008, compared to revenue of $0 for the year ended December 31, 2007, an increase of $184,341 from the prior period.  The increase in revenues is attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

We had cost of revenue of $16,260 for the year ended December 31, 2008, compared to cost of revenue of $44,335 for the year ended December 31, 2007, a decrease of $28,075 or 63.3% from the prior period.  This decrease in cost of revenue is attributable to the fact that the Company had expenses associated with the development of its BoxesOS software during the year ended December 31, 2007; while the Company had less such expenses during the year ended December 31, 2008, as its Desk/Flex and Agent Power product lines are already developed.

We had general and administrative expenses of $325,321 for the year ended December 31, 2008, compared to general and administrative expenses of $90,701 for the year ended December 31, 2007, an increase of $234,620 or 258.7% from the prior period.  This increase in general and administrative expenses was due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the year ended December 31, 2008, compared to the year ended December 31, 2007, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization of $54,965 for the year ended December 31, 2008, compared to depreciation and amortization of $621 for the year ended December 31, 2007, an increase of $54,344 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

We had total operating expenses of $396,546 for the year ended December 31, 2008, compared to $135,657 for the year ended December 31, 2007, an increase of $260,889 or 192.3% from the prior period primarily reflecting the acquisition of DFI and PRMI.

We had an operating loss of $212,205 for the year ended December 31, 2008, compared to an operating loss of $135,657 for the year ended December 31, 2007, a decrease of $76,539 or 56.4% from the prior period.

We had interest expense of $51,944 for the year ended December 31, 2008, compared to interest expense of $17,020 for the year ended December 31, 2007, an increase of $34,924 or 205.2% from the prior period.  Interest expense increased for the year ended December 31, 2008 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum during the year ended December 31, 2008, compared to the year ended December 31, 2007, and our borrowings under the Art Goes and Star Financial notes (both described below), which were outstanding as of December 31, 2008, but not as of December 31, 2007, and the fact that the bank line of credit was outstanding for the full year ended December 31, 2008, compared to less than seven months during the year ended December 31, 2008.

We had net loss of $264,107 for the year ended December 31, 2008, compared to net loss of $152,658 for the year ended December 31, 2007, an increase in net loss of $111,449 or 73.0% from the prior period.  Net loss increased mainly due to the $260,889 or 192.3% increase in total operating expenses, the $34,924 or 205.2% increase in interest expense and the $54,344 increase in deprecation and amortization expense, which was not sufficiently offset by the $184,341 increase in revenues for the year ended December 31, 2008, compared to the year ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $45,043 as of December 31, 2008, which included $5,487 of cash, accounts receivable of $35,298 and $4,258 of deferred financing costs.

We had total assets of $484,222 as of December 31, 2008, which included total current assets of $45,043, property and equipment, net, of $3,036, deferred financing costs of $6,967, and intangible assets, net of $429,176.

We had negative working capital of $433,920 and a total accumulated deficit of $1,937,310 as of December 31, 2008.

We had net cash used in operating activities of $137,241 for the year ended December 31, 2008, which was mainly due to $264,107 of net loss and $22,540 of increase in accounts receivable, partially offset by $79,644 of increase in accounts payable and accrued liabilities and $52,090 of depreciation and amortization.

We had $220,593 of net cash used in investing activities for the year ended December 31, 2008 which consisted of $1,904 of the purchase of fixed assets and $218,689 relating to the purchase of DFI and PRMI.

We had $360,305 of net cash provided by financing activities during the year ended December 31, 2008, which represented $282,000 of proceeds from notes payable to related parties and $198,684 of proceeds from loans payable to related parties, offset by $20,043 of repayment of notes payable and $100,335 of repayment of loans payable to related parties.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% as of the filing of this report, with the prime rate at 3.25% as of April 1, 2009), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the entire $100,000 has been borrowed under the line of credit.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year.  During the year ended December 31, 2008, we borrowed an additional $98,349 from our Chief Executive Officer and other related parties.  At December 31, 2008, the total principal outstanding was $196,162, and we had accrued interest payable of $40,530 related to these loans.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments.

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $75,495, due and payable beginning on August 1, 2009.  The maturity date of the note is June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

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

Critical Accounting Policies:

Use of Estimates

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

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Epazz, Inc.
Palatine, IL

We have audited the accompanying consolidated balance sheets of Epazz, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2008 and 2007.  These consolidated financial statements are the responsibility of Epazz, Inc.'s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Epazz will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, Epazz has incurred losses since inception and has a stockholders’ deficit at December 31, 2008.  Those conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

April 30, 2009

EPAZZ, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$5,487	$3,016
Accounts receivable	35,298	–
Deferred financing costs	4,258	–
Total current assets	45,043	3,016

Property and equipment, net of accumulated depreciation of $11,530 and 10,984	3,036	1,678
Deferred financing costs	6,967	–
Intangible assets, net of accumulated amortization of $51,544	429,176	–

TOTAL ASSETS	$484,222	$4,694

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$98,884	$19,240
Deferred revenue	64,586	–
Current portion of notes payable	71,283	–
Current portion of related party notes payable	48,048	–
Loans payable to related parties	196,162	97,814
Total current liabilities	478,963	117,054

Long-term notes payable, net of current portion	133,674	–
Long-term related party notes payable, net of current portion	248,052	–
Long-term line of credit	100,000	100,000
TOTAL LIABILITIES	960,689	217,054

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 39,482,940 shares issued and outstanding	394,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	1,041,014	1,041,014
Accumulated deficit	(1,937,310)	(1,673,203)
Total stockholders’ deficit	(476,467)	(212,360)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$484,222	$4,694

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenue	$184,341	$–

Operating expenses:
Cost of revenue	16,260	44,335
General and administrative	325,321	90,701
Depreciation and amortization	54,965	621
Total operating expenses	396,546	135,657

Operating loss	(212,205)	(135,657)

Other income (expense):
Interest income	42	19
Interest expense	(51,944)	(17,020)
Total other income (expense)	(51,902)	(17,001)

Net loss	$(264,107)	$(152,658)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding	41,982,940	41,982,940

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2008 and 2007

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$(59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	394,829	2,500,000	25,000	1,041,014	(1,673,203)	(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,937,310)	$(476,467)

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(264,107)	$(152,658)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	52,090	621
Amortization of deferred financing costs	2,875	–
Changes in:
Accounts receivable	(22,540)	–
Accounts payable and accrued liabilities	79,644	11,536
Deferred revenue	14,797	–
Net cash used in operating activities	(137,241)	(140,501)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,904)	(1,242)
Purchase of DFI and PRMI, net of cash received of $1,311	(218,689)	–
Net cash used in investing activities	(220,593)	(1,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related party, net of financing costs	282,000	–
Repayment of notes payable	(20,043)	–
Proceeds from borrowings on line of credit	–	100,000
Proceeds from loans payable to related parties	198,684	42,433
Repayment of loans payable to related parties	(100,335)	(3,055)
Net cash provided by financing activities	360,305	139,378

NET CHANGE IN CASH	2,471	(2,365)

CASH AT BEGINNING OF YEAR	3,016	5,381

CASH AT END OF YEAR	$5,487	$3,016

Supplemental Disclosures:
Interest paid	$19,226	$5,418
Income taxes paid	–	–

Non-cash investing and financing activities:
Note payable for acquisition of business	$225,000	–

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Epazz, Inc. ("Epazz") was incorporated in Illinois on March 23, 2000. Epazz sells software products.

Basis of Consolidation

The consolidated financial statements include the accounts of Epazz and its subsidiaries. Intercompany transactions and balances have been eliminated.

Use of Estimates

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

Cash Equivalents

Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Allowance for Doubtful Accounts

Bad debt expense is recognized based on management’s estimate of likely losses per year, based on past experience and an estimate of current year uncollectible amounts.

Equipment

Equipment is valued at cost. Maintenance and repairs are charged to expense as incurred. Upon disposition or retirement of equipment, the cost and related accumulated depreciation are removed and any resulting gain or loss is reflected in operations. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists.  All of our intangible assets are subject to amortization.  No material impairments of intangible assets have been identified during any of the periods presented.

Income Taxes

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

Earnings (Loss) Per Share

Basic earnings (loss) per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings (loss) per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method. Epazz has incurred net losses for the years ended December 31, 2008 and 2007 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

Reclassifications

Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Recently Issued Accounting Pronouncements

Epazz does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Epazz results of operations, financial position or cash flow.

NOTE 2 – GOING CONCERN

As of December 31, 2008, Epazz had an accumulated deficit of $1,937,310 and a working capital deficit of $433,920.  In addition, Epazz has not generated any cash from operating activities and had no cash reserve dedicated to fund expenditures.  These factors create a substantial doubt as to Epazz' ability to continue as a going concern.

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

NOTE 3 – ACQUISITION

On June 18, 2008, Epazz purchased all of the issued and outstanding common stock of Desk Flex, Inc., an Illinois corporation (“DFI”) and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) for an aggregate purchase price of $445,000.  The purchase price was payable as follows:

a)	$10,000 originally paid by Epazz as a deposit in connection with the parties’ entry into a letter of intent;

b)	Epazz paid $210,000 in cash; and

c)	Epazz issued a 7% promissory note in the amount of $225,000, described in greater detail in Note 8.

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

	As Reported	Pro-Forma
Year ended December 31, 2007
Revenues	$–	$393,785
Net Loss	(152,658)	(286,053)
Loss Per Share	(0.00)	(0.01)

Year ended December 31, 2008
Revenues	$184,341	$352,086
Net Loss	(264,107)	(369,659)
Loss Per Share	(0.01)	(0.01)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

Description	Life	2008	2007
Computer equipment	5 years	$14,566	$12,662
Less: accumulated depreciation		(11,530)	(10,984)
Equipment, net		$3,036	$1,678

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2008:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(51,544)
Intangible assets, net		$429,176

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

During the year ended December 31, 2008, we borrowed an additional $198,684 from our Chief Executive Officer and other related parties and repaid $100,335.  At December 31, 2008 and 2007, the total principal outstanding was $196,162 and $97,814, respectively, and we had accrued interest payable of $40,530 and $17,683, respectively, related to these loans.

NOTE 7 – LONG-TERM NOTE PAYABLE TO RELATED PARTY

On June 4, 2008, Epazz issued a note payable in the amount of $296,100 to a company owned by the mother of Epazz’s Chief Executive Officer.  The loan is unsecured and bears interest at 10% and matures on June 4, 2013.  In connection with the loan, Epazz paid $14,100 in financing costs that are being amortized over the life of the loan using the effective interest method.  The payment terms of the note have been modified such that the first annual payment is now due on August 1, 2009 in the amount of $75,495.

NOTE 8 – LONG-TERM NOTE PAYABLE

As part of the acquisition of DFI and PRMI on June 18, 2008, Epazz issued a promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.

NOTE 9 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% at December 31, 2008) and expires on July 5, 2010 at which time principal and interest payments commence over four years.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

NOTE 10 – COMMITMENT & CONTINGENCIES

After the acquisition of PRMI, Epazz moved its corporate headquarters to Palatine, Illinois, which was formerly PRMI’s corporate headquarters.  PRMI had signed a 3 year lease extension in February 2007 for the 1,060 square foot location with the lease term ending in May 2010.  Prior to the acquisition, Epazz leased space on a month-to-month basis.  The lease is cancellable with a one year notice and the monthly rental rate at December 31, 2008 was $1,478.  The remaining lease payment commitments are $18,064 and $7,619, in 2009 and 2010, respectively.

NOTE 11 - INCOME TAXES

During 2008 and 2007, Epazz incurred net losses and, therefore, had no tax liability.  The net deferred tax asset of about $247,000 at December 31, 2008 generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward was approximately $727,000 at December 31, 2008 and will expire in the years 2023 through 2028.

NOTE 12 – SUBSEQUENT EVENT

In March 2009, Epazz issued 3,000,000 shares of common stock to a third party for consulting services rendered in connection with market research, business plan development and media monitoring services.  The shares were valued at $30,000 in aggregate based on the market price on the grant date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

There have been no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

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

The Company has not previously consulted with GBH regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(v) of Regulation S-K) during the Company's fiscal years ended December 31, 2005 and December 31, 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased. GBH has reviewed the disclosure required by Item 304 (a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). GBH did not furnish a letter to the Commission.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.  This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

Based upon an evaluation conducted for the period ended December 31, 2008, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2008, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

•	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

•	Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

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

(b)   Changes in internal controls

We have not yet made any changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of April 10, 2009 are as follows:

NAME	AGE	POSITION

Shaun Passley	30	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	37	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley

Shaun Passley has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2000.  Mr. Passley obtained his Bachelors degree from De Paul University in Finance in 2000, his Master’s Degree from De Paul University in Information Technology in 2006, and his MBA from Benedictine University in 2007.

Craig Passley

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

Independence of Directors

We are not required to have independent members of our Board of Directors, and do not anticipate having independent Directors until such time as we are required to do so.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for EPAZZ, Inc. for the years ended December 31, 2008 and 2007.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shaun Passley President, Chief Executive Officer,	2008	$30,000	-	-	-	-	-	-	$30,000(1)
Chief Financial Officer and	2007	-	-	-	-	-	-	-	-
Chairman of the Board of Directors

Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2008 and 2007.

(1) The entire amount of Mr. Passley’s salary was loaned to the Company to pay ongoing expenses after the payment to Mr. Passley.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

Employment Agreements

We do not have an employment or consultant agreement with Shaun Passley, our Chief Executive Officer, President, and Chairman of the Board of Directors or Craig Passley, our Secretary.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of Shaun Passley, does not currently receive any consideration for its service as a member of the Board of Directors.  The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Passley, determines the compensation given to our executive officers in its sole determination. Our Chief Executive Officer and President, Mr. Passley, receives no compensation from us other than the securities which he was previously issued in fiscal 2005.  As such, we do not currently have any executive compensation program in place; however, Mr. Passley in his capacity as our sole Director has the power to set his own compensation, without the required approval of any other individual or shareholder. Additionally, our Board of Directors, currently consisting solely of Mr. Passley, reserves the right to pay our executives a salary, and/or issue them shares of Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock-based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

CORPORATE GOVERNANCE

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and Directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s Board of Directors is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The Board of Directors reviews the Company's internal accounting controls, practices and policies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Class A common stock as of April 10, 2009, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	30,000,500(6)	71%
Class B Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	2,500,000	100%
Class A Common Stock	Craig Passley Secretary 445 East Ohio, Suite 250 Chicago, IL 60611	100,500	0.2%
Class B Common Stock	All executive officers and directors as a group (2 Persons)	2,500,000	100%
Class A Common Stock	All executive officers and directors as a group (2 Persons)	30,101,000(3)	71%(2)

(1) The percent of class is based on 42,482,940 shares of our Class A common stock issued and outstanding as of April 10, 2009, and 2,500,000 shares of our Class B common stock issued and outstanding as of April 10, 2009.

(2) Based upon his ownership of Class A Common Stock and Class B Common Stock Shaun Passley controls 95.7% of our voting stock.

(3) Includes 500 shares held in the name of IT Business Solutions Group, Inc., which entity is now defunct and which shares Mr. Passley beneficially owns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

We borrow money from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year.  During the year ended December 31, 2008, we borrowed an additional $196,684 from our Chief Executive Officer and other related parties.  At December 31, 2008, the total principal outstanding was $196,162, and we had accrued interest payable of $40,530 related to these loans.

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $75,495, due and payable beginning on August 1, 2009.  The maturity date of the note is June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:  The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements and for the review of the Company's financial information included in its quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2008 and 2007 were $45,500 and $18,500, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements for the fiscal years ended December 31, 2008 and 2007 were $23,000 and $2,000, respectively.  The 2008 fees relate to the audit of the combined financial statements of PRMI and DFI related to the acquisition by the Company.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2008 and 2007 were $0 and $0, respectively.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during years 2008 and 2007 were $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

16.1(4)	Letter from Malone & Bailey, PC

21.1*	Subsidiaries

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, Inc.

DATED: May 1, 2009	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director