Form 10-Q
period 2009-03-31
Epazz Inc
filed 2009-05-19
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(312) 955-8161
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

The number of shares of the issuer’s common stock outstanding as of May 18, 2009 was 52,982,940 shares of Class A common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of March 31, 2009 and December 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$11,086	$5,487
Accounts Receivable	33,987	35,298
Deferred Financing Cost, Current	3,112	4,258
Total Current Assets	48,185	45,043

Property and Equipment, net	3,036	3,036
Intangible Assets, net	405,140	429,176
Deferred Financing Cost	6,968	6,967

TOTAL ASSETS	$463,329	$484,222

LIABILITIES
Accounts Payable and Accrued Liabilities	$87,829	$98,884
Deferred Revenue	82,707	64,586
Current Portion of Long Term Debt	53,885	71,283
Current Portion of Related Party Long Term Debt	48,048	48,048
Related Party Loans Payable - Short Term Debt	235,301	196,162
Total Current Liabilities	507,770	478,963

Long-term note payable, net of current portion	133,674	133,674
Long-term debt - Related Party, net of current portion	248,052	248,052
Long-term line of credit	100,000	100,000
Total Liabilities	989,496	960,689

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 42,482,940 shares issued and outstanding	424,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,041,014	1,041,014
Accumulated Deficit	(2,017,010)	(1,937,310)
Total Stockholders' Deficit	(526,167)	(476,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$463,329	$484,222

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009 and March 31, 2008

	2009	2008

Revenue	$71,493	$-

Operating Expenses
General and Administrative	106,122	26,796
Depreciation and Amortization Expense	25,383	104
Other Operating Expense	7,412	15,080

Total Operating Expense	138,917	41,980

Operating Loss	(67,424)	(41,980)

Other Income and Expense
Interest Income	117	5
Interest Expense	(12,392)	(7,838)
Total Other Income and Expense	(12,275)	(7,833)

Net Loss	(79,699)	(49,813)

Basic and diluted net loss per common share	$0.00	$0.00

Weighted average common shares outstanding	43,149,607	41,982,940

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009 and March 31, 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,699)	$(49,813)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	25,383	104
Changes in Current Assets	1,311
Changes in Current Liabilities	7,066	5,345
Net cash used in operating activities	(45,939)	(44,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit paid on acquisition		(10,000)
Purchase of Property and Equipment	(201)
Net cash used investing activities	(201)	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	(17,401)	(833)
Proceeds from Common Stock Transactions	30,000
Proceeds from Related Party Loan Payable	39,140	52,800
Net cash provided by financing activities	51,739	51,967

NET CHANGE IN CASH	5,599	(2,397)

CASH AT BEGINNING OF PERIOD	5,487	3,016

CASH AT END OF PERIOD	$11,086	$619

Supplemental Disclosures:
Interest paid	-	$3,160
Income tax paid

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of March 31, 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$(59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	394,829	2,500,000	25,000	1,041,014	$(1,673,203)	$(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,937,310)	$(476,467)
							-
New shares issued	3,000,000	30,000					30,000.00
Net loss						(79,699)	(79,699)
Balance at March 31, 2009	42,482,940	$424,829	2,500,000	$25,000	$1,041,014	$(2,017,010)	$(526,166)

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying interim financial statements of Epazz, Inc., an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008.

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

NOTE 2 – GOING CONCERN

As of March 31, 2009, Epazz had an accumulated deficit of $2,017,010 and a working capital deficit of $459,585. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2009:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(75,580)
Intangible assets, net		405,140

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the 3 months ended March 31, 2009, Epazz borrowed an additional $53,185 from its Chief Executive Officer and other related parties. At March 31, 2009, the total principal outstanding was $235,301 and accrued interest payable related to these loans was $58,217.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

NOTE 6 – LONG-TERM NOTES PAYABLE

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

NOTE 7 – STOCK TRANSACTION

On February 25, 2009, Epazz issued 3,000,000 shares of common stock to a third party consulting services rendered in connection with market research, business plan development and media monitoring services, which shares were valued at $30,000.

NOTE 8 – SUBSEQUENT EVENT

On May 13, 2009, Epazz signed a letter of intent with a third party to acquire the sellers accounts and assets providing computer software, technical support services and the goodwill associated therewith. The purchase price payable in connection with the purchase shall be $450,000, of which $300,000 shall be paid to seller at the closing, and the remaining $150,000 shall be payable in the form of a three year note with 7% annual interest rate. Terms of this purchase are subject to change prior to closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY OWNED SUBSIDIARIES DESK FLEX, INC. AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2009.

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

The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all of its required Monthly Payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI.

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

Our Products

After the acquisition of the Target Companies which are now wholly-owned subsidiaries of the Company (described in detail above), the Company offers three primary product lines under three different Company names.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc. and the Agent Power product is offered through Professional Resource Management, Inc.

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

Recent Events:

On May 13, 2009, we signed a letter of intent with a third party to acquire the third party’s accounts and assets which provide computer software and technical support services and the goodwill associated therewith. The purchase price payable in connection with the purchase is $450,000, of which $300,000 will be paid to the seller at the closing, and the remaining $150,000 will be payable in the form of a three year note with a 7% annual interest rate. The closing is required to occur no later than August 15, 2009.  Until such time as a definitive agreement is agreed to between the parties, the terms and conditions of the letter of intent, and the transaction as a whole remains subject to change and termination.  We do not currently have sufficient cash on hand to complete the purchase described in the letter of intent, and there can be no assurance that future funding sufficient to allow us to complete the transaction will be available on favorable terms, if at all, assuming such transaction is agreed to between the parties.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

For the three months ended March 31, 2009 we had revenue of $71,493, compared to revenue of $0 for the three months ended March 31, 2008.   The increase in revenues is attributable to the Company’s acquisition of DFI and PRMI, and revenues associated with our purchased Desk/Flex and Agent Power product lines.

General and administrative expenses increased by $79,326 or 296% to $106,122 for the three months ended March 31, 2009 compared to general and administrative expenses of $26,796 for the three months ended March 31, 2008.  This increase in general and administrative expenses was mainly due to increased legal, accounting and filing expenses associated with our status as a public reporting company during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, when we were not a public reporting company, as well as increased expenses associated with the operations of DFI and PRMI, which were not present during the prior period.

We had depreciation and amortization expense of $25,383 for the three months ended March 31, 2009 compared to $104 for the three months ended March 31, 2008, an increase of $25,279 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

Total operating expenses for the three months ended March 31, 2009 were $138,917, compared to $41,980 for the three months ended March 31, 2008, an increase of $96,937 or 231% from the prior period. Operating expenses increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 as a result of the $79,326 or 296% increase in general and administrative expenses and the $25,279 increase in depreciation and amortization expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

We had an operating loss of $67,424 for the three months ended March 31, 2009, compared to an operating loss of $41,980 for the three months ended March 31, 2008, an increase in operating loss of $25,444 or 60.6% from the prior period.  The increase in operating loss was due to a $96,937 or 231% increase in total operating expenses which was not sufficiently offset by the $71,493 increase in revenue for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

Interest expense was $12,392 for the three months ended March 31, 2009 compared to $7,838 for the three months ended March 31, 2008, an increase of $4,554 or 58.1% from the prior period. Interest expense increased for the three months ended March 31, 2009 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the three months ended March 31, 2008, and interest expense associated with our borrowings under the Note and June 2008 Note (both described below), which were outstanding as of March 31, 2009, but not as of March 31, 2008.

We had a net loss of $79,699 for the three months ended March 31, 2009 compared to a net loss of $49,813 for the three months ended March 31, 2008, an increase in net loss of $29,886 or 60% from the prior period, which was mainly due to the $96,937 or 231% increase in operating expenses and the $4,554 or 58% increase in interest expense which was not sufficiently offset by the $71,493 increase in revenues for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $48,185 as of March 31, 2009, consisting of cash of $11,086, accounts receivable of $33,987 and deferred financing costs of $3,112.

We had non-current assets of $415,144 as of March 31, 2009, consisting of property and equipment, net of accumulated depreciation of $3,036; non-current deferred financing costs of $6,968, in connection with the June 2008 Note; and intangible assets, net of accumulated amortization of $405,140.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $507,770 as of March 31, 2009, consisting of $87,829 of accounts payable and accrued liabilities, $82,707 of deferred revenues, $53,885 of current portion of notes payable in connection with payments due on the Note and June 2008 Note, and $283,349 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $459,585 and a total accumulated deficit of $2,017,010 as of March 31, 2009.

We had long-term note payable, net of current portion of $133,674, which represented payments due on the Note, described below, and long-term line of credit of $100,000 as of March 31, 2009, which line of credit is described below and long-term debt related party of $248,052 which represented amounts payable to our Chief Executive Officer, Shaun Passley and various other shareholders of the Company, which loans bear interest at the rate of 15% per annum and are due in August 2012, in connection with the amounts due to Mr. Passley and August 2010, in connection with amounts due to other shareholders of the Company.

We had net cash used in operating activities of $45,939 for the three months ended March 31, 2009, which was mainly due to $79,699 of net loss offset by $1,311 of changes in current assets, $7,066 in changes in current liabilities and $25,383 of depreciation and amortization.

We had $201 of net cash used in investing activities for the three months ended March 31, 2009, which was due to purchase of property and equipment.

We had $51,739 of net cash provided by financing activities during the three months ended March 31, 2009, which represented $39,140 of proceeds from related party loans and $30,000 from proceeds from common stock transactions in connection with the issuance of 3,000,000 shares of our restricted common stock to 538 Investments LTD in consideration for services rendered, offset by $17,401 of repayment of long term debt.

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

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year and are due in August 2012.  During the three months ended March 31, 2009, we borrowed and additional $53,185 from Mr. Passley.  At March 31, 2009, the total principal outstanding was $235,301 and accrued interest totaled $58,217.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI.

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

In May 2009, the Company issued 2,500,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, our sole Director and Chief Executive Officer, in connection with Ms. Passley’s conversion of her $6,000 note payable, which together with interest totaled $8,927 as of the date of conversion, into 2,679,064 shares of the Company’s Series A Common Stock ($0.003 per share) in connection with the forgiveness of such note payable pursuant to a Debt Conversion Agreement. The Company also agreed to issue an aggregate of 179,064 of shares of the Company’s Series A common stock in connection with the conversion, which shares the Company does not anticipate issuing until July 2009, and as such, the 179,064 shares have not been included in the number of issued and outstanding shares disclosed throughout this report.

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

Based upon an evaluation conducted for the period ended December 31, 2008, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2008, and the date of this Report, concluded that we have the following material weakness in our internal controls:

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

RISKS RELATED TO OUR BUSINESS

We owed a total of $989,496 as of March 31, 2009, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of March 31, 2009, we owed approximately $818,958 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $155,318 to our Chief Executive Officer (not including accrued and unpaid interest), which bears interest at the rate of 15% per annum.  We also owed $296,100 to Star Financial (as described above) in connection with the June 2008 Note and $187,557 to Arthur A. Goes pursuant to the Note (described above), and an additional $79,983 (not including accrued and unpaid interest) which we owed to various shareholders of the Company in consideration for loans such shareholders made to the Company, which bear interest at the rate of 15% per annum.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

We provided Mr. Goes, the seller of DFI and PRMI with a 7% Promissory Note in the original amount of $225,000 (the “Note”) in connection with the Closing of the purchase of DFI and PRMI. The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a thirty (30) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  As of the date of this report, the Company is current with all Monthly Payments.  We agreed to secure the payment of the Note with a Uniform Commercial Code Security Interest filing, which we agreed to file, at Mr. Goes request, at our expense, to grant Mr. Goes a security interest over all of DFI’s and PRMI’s tangible and intangible assets, and the outstanding stock of DFI and PRMI until the Note is repaid.  Pursuant to such requirement of the Note, at the Closing, we entered into a Security Agreement with Mr. Goes, whereby we granted Mr. Goes a security interest in all inventory, equipment, appliances, furnishings and fixtures, stock certificates and intellectual property now or hereafter owned by DFI and PRMI.  Pursuant to the Security Agreement, we also assigned to Mr. Goes a security interest in all of our right, title, and interest to any trademarks, trade names, contract rights, and leasehold interests in which we now have or hereafter acquire to secure repayment of the Note.  If we default on the repayment of the Note, Mr. Goes may enforce his security interest over the assets of the DFI and PRMI and our assets which secure the repayment of the Note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $264,107 and $152,658 for the years ended December 31, 2008 and 2007, respectively, and a net loss of $79,699 for the three months ended March 31, 2009.  As of March 31, 2009, the Company had an accumulated deficit of $2,017,010 and negative working capital of $459,585.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Shaun Passley beneficially owns approximately 71.8% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents 95% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

In the future, we will incur significant increased costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management will be required to devote substantial time to compliance initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, which is required in fiscal 2009, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

On May 7, 2009, the Company sold an aggregate of 3,000,000 shares of the Company’s Series A Common Stock shares to Shaun Passley, the Company’s sole Director and Chief Executive Officer, for aggregate consideration of $30,000 or $0.01 per share.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2009, the Company issued an aggregate of 5,000,000 shares of the Company’s Series A Common Stock shares to Shaun Passley, the Company’s sole Director and Chief Executive Officer in consideration for services rendered during fiscal 2008.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2009, the Company issued 2,500,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, our sole Director and Chief Executive Officer, in connection with Ms. Passley’s conversion of her $6,000 note payable, which together with interest totaled $8,927 as of the date of conversion, into 2,679,064 shares of the Company’s Series A Common Stock ($0.003 per share) in connection with the forgiveness of such note payable pursuant to a Debt Conversion Agreement. The Company also agreed to issue an aggregate of 179,064 of shares of the Company’s Series A common stock in connection with the conversion, which shares the Company does not anticipate issuing until July 2009, and as such, the 179,064 shares have not been included in the number of issued and outstanding shares disclosed throughout this report.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9*	Debt Conversion Agreement

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 19, 2009	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer