Form 10-Q
period 2009-06-30
Epazz Inc
filed 2009-08-14
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares of the issuer’s common stock outstanding as of August 12, 2009 was 52,982,940 shares of Class A common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EPAZZ, INC.
Consolidated Balance Sheet
As of June 30, 2009 and December 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	13,146	$5,487
Accounts Receivable	74,697	35,298
Deferred Financing Cost, Current	2,018	4,258
Prepaid Expenses	12,500
Total Current Assets	102,361	45,043

Property and Equipment, net	3,095	3,036
Intangible Assets, net	381,104	429,176
Deferred Financing Cost	6,967	6,967

TOTAL ASSETS	$493,527	$484,222
LIABILITIES
Accounts Payable and Accrued Liabilities	55,885	$98,884
Deferred Revenue	94,375	64,586
Current Portion of Long Term Debt	36,247	71,283
Current Portion of Related Party Long Term Debt	48,048	48,048
Related Party Loans Payable - Short Term Debt	249,189	196,162
Total Current Liabilities	483,744	478,963

Long-term note payable, net of current portion	133,674	133,674
Long-term debt - Related Party, net of current portion	248,052	248,052
Long-term line of credit	100,000	100,000
Total Liabilities	965,470	960,689
STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 52,982,940 and 39,482,940, shares issued and outstanding, respectively	529,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	966,764	1,041,014
Accumulated Deficit	(1,993,536)	(1,937,310)
Total Stockholders' Deficit	(471,943)	(476,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$493,527	$484,222
See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended  June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue	$126,491	$9,725	$197,984	$9,725

Operating Expenses
General and Administrative	(4,176)	33,855	101,946	75,731
Depreciation and Amortization Expense	25,340	3,795	50,723	3,899
Other Operating Expense	67,649	-	75,061

Total Operating Expense	88,813	37,650	227,730	79,630

Operating Profit/(Loss)	37,678	(27,925)	(29,746)	(69,905)

Other Income and Expense
Interest Income	113	3	230	8
Interest Expense	(14,317)	(9,218)	(26,709)	(17,056)
Total Other Income and Expense	(14,204)	(9,215)	(26,479)	(17,048)

Net Income/(Loss)	$23,474	$(37,140)	$(56,225)	$(86,953)

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding
	43,149,607	41,982,940	46,760,718	41,982,940

** Less than $0.01.
See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(56,225)	$(86,953)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	48,484	3,899
Amortization of deferred financing cost	2,239	428
Changes in Current Assets	(39,399)	(8,925)
Changes in Current Liabilities	28,790	92,716
Net cash used in operating activities	(16,111)	1,165

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Intangible Asset	-	(480,720)
Purchase of Property and Equipment	(471)	(1,001)
Net cash used investing activities	(471)	(481,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	(35,037)	-
Proceeds from Related Party Loan Payable	59,278	41,100
Proceeds from Notes Payable, net of financing cost	-	505,520
Net cash provided by financing activities	24,241	546,620

NET CHANGE IN CASH	7,659	66,064

CASH AT BEGINNING OF PERIOD	5,487	3,016

CASH AT END OF PERIOD	$13,146	$69,080

Supplemental Disclosures:
Interest paid	$25,560	$6,149
Income tax paid

Supplemental Schedule of Noncash Financing Activities

Epazz, Inc. issued 7,000,000 shares of common stock as payment on interest payable due to related parties.  The value of these shares was $42,000.

Epazz, Inc. issued 2,500,000 shares of common stock as a principle payment on related party debt.  The value of these shares was $6,250.

Epazz, Inc. issued 5,000,000 shares of common stock as payment for prepaid expenses.  The value of these shares was $12,500.

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of June 30, 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$(59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	394,829	2,500,000	25,000	1,041,014	$(1,673,203)	$(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,937,310)	$(476,467)
							-
New shares issued	3,000,000	30,000			-		30,000
New shares issued	3,000,000	30,000			-		30,000
New shares issued	5,000,000	50,000			(25,000)		25,000
New shares issued	1,600,000	16,000			(11,200)		4,800
New shares issued	2,400,000	24,000			(16,800)		7,200
New shares issued	2,500,000	25,000			(21,250)		3,750
Shares cancelled	(4,000,000)	(40,000)				-	(40,000)
Net loss						(56,225)	(56,225)
Balance at June 30, 2009	52,982,940	529,829	2,500,000	25,000	966,764	(1,993,536)	(471,942)

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

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

NOTE 2 – GOING CONCERN

As of June 30, 2009, Epazz had an accumulated deficit of $1,993,536 and a working capital deficit of $381,383. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2009:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(99,616)
Intangible assets, net		381,104

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the 6 months ended June 30, 2009, Epazz borrowed an additional $42,736 from its Chief Executive Officer and other related parties. At June 30, 2009, the total principal outstanding was $249,190 and accrued interest payable related to these loans was $25,253.

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

NOTE 7 – STOCK TRANSACTION

On February 25, 2009, Epazz issued 3,000,000 shares of Class A common stock to a third party in consideration for consulting services to be rendered in connection with market research, business plan development and media monitoring services, which shares were valued at $30,000. On May 29, 2009, Epazz cancelled these issued shares and received no consulting services from this third party.

On May 7, 2009, Epazz, Inc. issued 3,000,000 shares of Class A common stock to Shaun Passley, the company’s sole Director and Chief Executive Officer, as an interest payment on the officer loan payable.  These shares were valued at $30,000.

On May 14, 2009, Epazz, Inc. issued 5,000,000 shares of Class A common stock to Shaun Passley, the company’s sole Director and Chief Executive Officer, as compensation for the last six months of 2009.  These shares were valued at $12,500.

On May 29, 2009, Epazz cancelled 1,000,000 shares of Class A common stock which were issued to a third party on October 4, 2006 for development services.  The development services were not completed.  These shares were valued at $250,000.  This has reduced our accumulated deficit to $1,993,536.

On May 29, 2009, Epazz, Inc. issued 1,600,000 shares of  Class A common stock to a related party as an interest payment on a loan payable due to this related party.  These shares were valued at $4,800.

On May 29, 2009, Epazz, Inc. issued 2,400,000 shares of Class A common stock to a related party as an interest payment on a loan payable due to this related party.  These shares were valued at $7,200.

On May 29, 2009, Epazz, Inc. issued 2,500,000 shares of Class A common stock to a related party as a principle loan payment on a loan payable to this related party.  These shares were valued at $6,250.

NOTE 8 – SUBSEQUENT EVENT

On May 13, 2009, Epazz signed a letter of intent with a third party to acquire the sellers accounts and assets providing computer software, technical support services and the goodwill associated therewith. The purchase price payable in connection with the purchase shall be $450,000, of which $300,000 shall be paid to seller at the closing, and the remaining $150,000 shall be payable in the form of a three year note with 7% annual interest rate. Terms of this purchase are subject to change prior to closing and this purchase is contingent upon us raising sufficient capital, of which we provide no assurance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES DESK FLEX, INC. AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2009.

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

Recent Events:

On May 13, 2009, we signed a letter of intent with a third party to acquire the third party’s accounts and assets which provide computer software and technical support services and the goodwill associated therewith. The purchase price payable in connection with the purchase was $450,000, of which $300,000 was to be paid to the seller at the closing, and the remaining $150,000 was to be payable in the form of a three year note with a 7% annual interest rate. The closing was required to occur no later than August 15, 2009.

On August 4, 2009, we and the third party agreed to amend and revise the May 13, 2009 letter of intent.  The purchase price payable in connection with the purchase was amended to an aggregate of $370,200, of which $300,000 will be paid to the seller at the closing, and the remaining $70,200 will be payable in the form of a ten year amortization note with a 7% annual interest rate and a 5 year balloon payment.  The closing is required to occur no later than September 30, 2009.  Until such time as a definitive agreement is agreed to between the parties, the terms and conditions of the letter of intent, and the transaction as a whole remains subject to change and termination.  We do not currently have sufficient cash on hand to complete the purchase described in the letter of intent, and there can be no assurance that future funding sufficient to allow us to complete the transaction will be available on favorable terms, if at all, assuming such transaction is agreed to between the parties.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2008

For the three months ended June 30, 2009 we had revenue of $126,491, compared to revenue of $9,725 for the three months ended June 30, 2008, an increase of $116,766.   The increase in revenues is attributable to the sales generated by the Company’s acquired companies DFI and PRMI.

General and administrative expenses decreased by $38,031 or 112% to general and adminstratrative income of $4,176 for the three months ended June 30, 2009 compared to general and administrative expenses of $33,855 for the three months ended June 30, 2008.  The general and administrative income was due to an adjustment for the cancellation of 1,000,000 shares of Series A Preferred Stock valued at $250,000, which shares were previously issued to a third party in October 2006 for development services, which development services were not completed, and which shares were cancelled during the three months ended June 30, 2009.

We had depreciation and amortization expense of $25,340 for the three months ended June 30, 2009 compared to $3,795 for the three months ended June 30, 2008, an increase of $21,545 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

We had total other operating expenses of $67,649 for the three months ended June 30, 2009 in connection with the purchase of DFI and PRMI, compared to no other operating expenses for the three months ended June 30, 2008.

Total operating expenses for the three months ended June 30, 2009 were $88,813, compared to $37,650 for the three months ended June 30, 2008, an increase of $51,163 or 136% from the prior period. Operating expenses increased for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 as a result of the $67,649 increase in other operating expenses and the $21,545 increase in depreciation and amortization expenses, offset by the $38,031 decrease in general and administrative expenses for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

We had an operating profit of $37,678 for the three months ended June 30, 2009, compared to an operating loss of $27,925 for the three months ended June 30, 2008, an increase in operating profit of $65,603 or 235% from the prior period.  The increase in operating profit was mainly due to the $116,766 increase in revenues.

Interest expense was $14,317 for the three months ended June 30, 2009 compared to $9,218 for the three months ended June 30, 2008, an increase of $5,099 or 55% from the prior period. Interest expense increased for the three months ended June 30, 2009 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the three months ended June 30, 2008.

We had a net income of $23,474 for the three months ended June 30, 2009 compared to a net loss of $37,140 for the three months ended June 30, 2008, an increase in net income of $60,614 or 163% from the prior period, which was mainly due to the $116,766 increase in revenue, offset by the $51,163 increase in total operating expenses and the $5,099 increase in total interest for the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2008

For the six months ended June 30, 2009, we had revenue of $197,984, compared to revenue of $9,725 for the six months ended June 30, 2008, an increase of $188,259 from the prior period.   The increase in revenues is attributable to the sales generated by the Company’s acquired companies DFI and PRMI.

General and administrative expenses increased by $26,215 or 35% to $101,946 for the six months ended June 30, 2009 compared to general and administrative expenses of $75,731 for the six months ended June 30, 2008.  This increase in general and administrative expenses was mainly due to increased expenses associated with the operations of DFI and PRMI.  Also included in general and administrative expenses for the six months ended June 30, 2009, was an adjustment for the cancellation of 1,000,000 shares of Series A Preferred Stock valued at $250,000, which shares were previously issued to a third party in October 2006 for development services, which development services were not completed, and which shares were cancelled during the six months ended June 30, 2009.

We had depreciation and amortization expense of $50,723 for the six months ended June 30, 2009 compared to $3,899 for the six months ended June 30, 2008, an increase of $46,824 from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

We had total other operating expenses of $75,061 for the six months ended June 30, 2009 in connection with the purchase of DFI and PRMI, compared to no other operating expenses for the six months ended June 30, 2008.

Total operating expenses for the six months ended June 30, 2009 were $227,730, compared to $79,630 for the six months ended June 30, 2008, an increase of $148,100 or 186% from the prior period. Operating expenses increased for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 as a result of the $26,215 or 35% increase in general and administrative expenses and the $46,824 increase in depreciation and amortization expenses for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.

We had an operating loss of $29,746 for the six months ended June 30, 2009, compared to an operating loss of $69,905 for the six months ended June 30, 2008, a decrease in operating loss of $40,159 or 57% from the prior period.  The decrease in operating loss was due to a $188,259 increase in revenue offset by the $148,100 increase in total operating expenses.

Interest expense was $26,709 for the six months ended June 30, 2009 compared to $17,056 for the six months ended June 30, 2008, an increase of $9,653 or 57% from the prior period. Interest expense increased for the six months ended June 30, 2009 due to increased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the six months ended June 30, 2008.

We had a net loss of $56,225 for the six months ended June 30, 2009 compared to a net loss of $86,953 for the six months ended June 30, 2008, a decrease in net loss of $30,728 or 35% from the prior period, which was mainly due to the $188,259 increase in revenues offset by the $148,100 or 186% increase in operating expenses and the $9,653 or 57% increase in interest expense for the six months ended June 30, 2009, compared to the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $102,361 as of June 30, 2009, consisting of cash of $13,146, accounts receivable of $74,697, prepaid expenses of $12,500 and deferred financing costs of $2,018.

We had non-current assets of $391,166 as of June 30, 2009, consisting of property and equipment, net of accumulated depreciation of $3,095; non-current deferred financing costs of $6,967, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $381,104.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $483,744 as of June 30, 2009, consisting of $55,885 of accounts payable and accrued liabilities, $94,375 of deferred revenues, $36,247 of current portion of notes payable in connection with payments due on the Note and June 2008 Note, and $297,237 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $381,383 and a total accumulated deficit of $1,993,536 as of June 30, 2009.

We had long-term note payable, net of current portion of $133,674, which represented payments due on the Note, described below, and long-term line of credit of $100,000 as of June 30, 2009, which line of credit is described below and long-term debt related party of $248,052 which represented amounts payable to our Chief Executive Officer, Shaun Passley and various other shareholders of the Company, which loans bear interest at the rate of 15% per annum and are due in August 2012, in connection with the amounts due to Mr. Passley and August 2010, in connection with amounts due to other shareholders of the Company.

We had net cash used in operating activities of $16,111 for the six months ended June 30, 2009, which was mainly due to $56,225 of net loss offset by $39,399 of changes in current assets, $28,790 in changes in current liabilities and $50,723 of depreciation and amortization.

We had $471 of net cash used in investing activities for the six months ended June 30, 2009, which was due to purchase of property and equipment.

We had $24,241 of net cash provided by financing activities during the six months ended  June 30, 2009, which represented $59,278 of proceeds from related party loans, offset by $35,037 of repayment of long term debt.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% as of the filing of this report, with the prime rate at 3.25% as of July 1, 2009), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the entire $100,000 has been borrowed under the line of credit.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year and are due in August 2012.  During the six months ended June 30, 2009, we borrowed an additional $42,736 from Mr. Passley.  At June 30, 2009, the total principal outstanding was $249,190 and accrued interest totaled $25,328.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, due and payable beginning on December 1, 2009.  The maturity date of the note is June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

In May 2009, the Company issued 2,500,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, our sole Director and Chief Executive Officer, in connection with Ms. Passley’s conversion of her $8,927 note payable to shares of the Company’s Series A Common Stock in forgiveness of the note payable.

In May 2009, the Company issued 1,600,000 shares of the Company’s Series A Common Stock to L&F Lawn Services, Inc., a company own by Lloyd Passley the father of Shaun Passley, as an interest payment of $4,800 on a loan payable due to L&F Lawn Services, Inc.  These shares were valued at $4,800.

In May 2009 the Company issued 2,400,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, as an interest payment of $7,200 on a loan payable due to Vivienne Passley.  These shares were valued at $7,200.

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

RISKS RELATED TO OUR BUSINESS

We owed a total of $965,470 as of June 30, 2009, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of June 30, 2009, we owed approximately $815,210 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $172,281 to our Chief Executive Officer (not including accrued and unpaid interest), which bears interest at the rate of 15% per annum.  We also owed $296,100 to Star Financial (as described above) in connection with the June 2008 Note and $169,921 to Arthur A. Goes pursuant to the Note (described above), and an additional $83,158 (not including accrued and unpaid interest) which we owed to various shareholders of the Company in consideration for loans such shareholders made to the Company, which bear interest at the rate of 15% per annum.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $264,107 and $152,658 for the years ended December 31, 2008 and 2007, respectively, and a net loss of $56,225 for the six months ended June 30, 2009.  As of June 30, 2009, the Company had an accumulated deficit of $1,993,536 and negative working capital of $381,383.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In March 2009, we issued an aggregate of 3,000,000 shares of our restricted common stock to 538 Investments LTD (“538 Investments”) in connection with a Consulting Agreement entered into with 538 Investments, and in consideration for consulting services rendered in connection with market research, business plan development and media monitoring services.  The consulting agreement was effective March 1, 2009, and expires September 1, 2009.  The shares provided to 538 Investments represented the full compensation due to 538 Investments under the terms of the agreement.  The shares were valued at $30,000 in aggregate based on the market price on the grant date.  We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.  In May 29, 2009 the stock issuance related to this transaction was cancelled.

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

In May 2009 the Company issued 1,600,000 shares of the Company’s Series A Common Stock to L&F Lawn Services, Inc., a company own by Lloyd Passley the father of Shaun Passley, as an interest payment on a loan payable due to L&F Lawn Services, Inc.  These shares were valued at $4,800. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2009 the Company issued 2,400,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, as an interest payment on a loan payable due to Vivienne Passley.  These shares were valued at $7,200. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2009, the Company issued 2,500,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, as a principle payment on a loan payable due to Vivienne Passley in connection with Ms. Passley’s conversion of her $8,927 note payable to shares of the Company’s Series A Common Stock in forgiveness of the note payable.  These shares were valued at $6,250.  The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

In May 2009, the Company cancelled 1,000,000 shares of Class A common stock which were issued to a third party on October 4, 2006 for development services.  The development services were not completed.  These shares were valued at $250,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: August 14, 2009	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer