Form 10-Q
period 2009-09-30
Epazz Inc
filed 2009-11-16
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of the issuer’s Series A common stock outstanding as of November 12, 2009 was 54,482,940 shares of Class A common stock, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of September 30, 2009 and December 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS
Current Assets
Cash	$14,019	$5,487
Accounts Receivable	25,443	35,298
Deferred Financing Cost, Current	981	4,258
Prepaid Expenses	12,500
Total Current Assets	52,943	45,043

Property and Equipment, net	2,881	3,036
Intangible Assets, net	357,068	429,176
Deferred Financing Cost	6,967	6,967

TOTAL ASSETS	$419,859	$484,222

LIABILITIES
Accounts Payable and Accrued Liabilities	$67,897	$98,884
Deferred Revenue	74,758	64,586
Current Portion of Long Term Debt	18,295	71,283
Current Portion of Related Party Long Term Debt	48,048	48,048
Related Party Loans Payable - Short Term Debt	242,894	196,162
Total Current Liabilities	451,892	478,963

Long-term note payable, net of current portion	133,674	133,674
Long-term debt - Related Party, net of current portion	248,052	248,052
Long-term line of credit	100,000	100,000
Total Liabilities	933,618	960,689

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 54,482,940 and 39,482,940, shares issued and outstanding, respectively	544,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	966,764	1,041,014
Accumulated Deficit	(2,050,352)	(1,937,310)
Total Stockholders' Deficit	(513,759)	(476,467)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	419,859	$484,222

See notes to consolidated financial statements.

EPAZZ, INC.
Consolidated Statement of Operations
Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue	$76,136	$85,484	$274,120	$95,209

Operating Expenses
General and Administrative	93,909	129,597	195,855	190,248
Depreciation and Amortization Expense	25,289	24,153	76,012	28,052
Other Operating Expense	668	-	75,637	15,080

Total Operating Expense	119,866	153,750	347,504	233,380

Operating Profit/(Loss)	$(43,730)	$(68,266)	$(73,384)	$(138,171)

Other Income and Expense
Interest Income	669	33	899	989
Interest Expense	(13,848)	(23,751)	(40,557)	(40,807)
Total Other Income and Expense	(13,179)	(23,718)	(39,658)	(39,818)

Net Income/(Loss)	$(56,909)	$(91,984)	$(113,042)	$(177,989)

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding
	43,149,607	41,982,940	46,760,718	41,982,940

** Less than $0.01.
See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(113,042)	$(177,989)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	72,735	3,899
Amortization of deferred financing cost	3,277	428
Changes in Current Assets	(2,645)	(8,925)
Changes in Current Liabilities	(20,815)	92,716
Net cash used in operating activities	(60,490)	(89,871)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of DFI and PRM	-	(480,720)
Purchase of Property and Equipment	(472)	(1,001)
Net cash used investing activities	(472)	(481,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	(52,988)	-
Proceeds from Related Party Loan Payable	46,732	41,100
Proceeds from Stock Issuance	75,750	505,520
Net cash provided by financing activities	69,494	546,620

NET CHANGE IN CASH	8,532	(24,972)

CASH AT BEGINNING OF PERIOD	5,487	3,016

CASH AT END OF PERIOD	$14,019	$(21,956)

Supplemental Disclosures:
Interest paid	$14,443	$12,576
Income tax paid	-	-

Supplemental Schedule of Noncash Financing Activities

Epazz, Inc. issued 1,500,000 shares of common stock as payment on services due to third parties.  The value of these shares was $15,000.

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of September 30, 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$(59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	394,829	2,500,000	25,000	1,041,014	$(1,673,203)	$(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,937,310)	$(476,467)

Shares issued	17,500,000	175,000			(74,250)		100,750
Shares cancelled	(4,000,000)	(40,000)					(40,000)
New shares issued	1,500,000	15,000					15,000
Net Loss						(113,042)	(113,042)

Balance at September 30, 2009	54,482,940	$544,829	2,500,000	$25,000	$966,764	$2,050,352	$(513,759)

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying interim financial statements of Epazz, Inc., an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008.

In June 2009, the Financial Accounting Standards Board (“FASB”) established the Accounting Standards Codification (“ASC”) as the source of authoritative GAAP recognized by the FASB. The ASC supersedes all existing U.S. accounting standards; all other accounting literature not included in the ASC (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The ASC was effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the ASC changed the Company’s references to U.S. GAAP but did not have a material impact on the Company’s consolidated financial statements.

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

NOTE 2 – GOING CONCERN

As of September 30, 2009, Epazz had an accumulated deficit of $2,050,352 and a working capital deficit of $398,949. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2009:

Description	Life	Amount
Technology-based intangible assets	5 years	$480,720
Less: accumulated amortization		(123,652)
Intangible assets, net		357,068

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2009, Epazz borrowed an additional $96,591 from its Chief Executive Officer and continued to accrue interest due to himself and other related parties. At September 30, 2009, the total principal outstanding was $242,894 and accrued interest payable related to these loans was $34,322.

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

On May 14, 2009, Epazz, Inc. issued 5,000,000 shares of Class A common stock to Shaun Passley, the company’s sole Director and Chief Executive Officer, as compensation for the last nine months of 2009.  These shares were valued at $12,500.

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

On September 3, 2009, Epazz, Inc. issued 1,500,000 shares of Class A common stock to a third party as a payment on marketing services.  These shares were valued at $15,000

NOTE 8 – LETTER OF INTENT

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

On August 4, 2009, the Company and the third party agreed to amend and revise the May 13, 2009 letter of intent.  The purchase price payable in connection with the purchase was amended to an aggregate of $370,200, of which $300,000 will be paid to the seller at the closing, and the remaining $70,200 will be payable in the form of a ten year amortization note with a 7% annual interest rate and a 5 year balloon payment.  The closing was required to occur no later than September 30, 2009, which closing did not occur and which letter of intent expired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES DESK FLEX, INC. AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2009.

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

Professional Resource Management, Inc. and Desk Flex, Inc. Business Overview

Professional Resource Management, Inc. was incorporated under the laws of Illinois in June 1985.  On or around December 31, 1997, Professional Resource Management, Inc. established a wholly-owned subsidiary, PRM Transfer Corp.  On or around December 31, 1997, Professional Resource Management, Inc., PRM Transfer Corp. and Arthur Goes entered into a Reorganization Agreement, whereby Professional Resource Management, Inc. transferred all of its assets and liabilities to PRM Transfer Corp., with the exception of those assets pertaining to its proprietary source code or software product, Desk/Flex.  Also pursuant to the Reorganization Agreement, Professional Resource Management, Inc. amended its corporate charter to change its name to Desk Flex, Inc. (“DFI”), and PRM Transfer Corp. amended its charter to change its name to Professional Resources Management, Inc. (“PRMI”).  The transfer was effected in an effort by Mr. Goes to better promote the Desk/Flex product.

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

• Administrative Support Services: Online payment services.

• Business Services: Facility Management and Online Bookstore.

BoxesOS software provides:

Web Portal Component

BoxesOS Web Portal Component is a gateway to all of an organization’s online services and information resources. The Web Portal Component provides a Personal Information System, which refers to the user's entire online environment - the user’s resources, information, graphics, color, layout, and organization. All resources are customizable. The Web Portal Component simplifies organizations ability to create and deploy custom web applications with a common graphic user interface and connectivity to the back-end systems.

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

On August 4, 2009, we and the third party agreed to amend and revise the May 13, 2009 letter of intent.  The purchase price payable in connection with the purchase was amended to an aggregate of $370,200, of which $300,000 will be paid to the seller at the closing, and the remaining $70,200 will be payable in the form of a ten year amortization note with a 7% annual interest rate and a 5 year balloon payment.  The closing was required to occur no later than September 30, 2009, which closing did not occur and which letter of intent expired.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

For the three months ended September 30, 2009 we had revenue of $76,136, compared to revenue of $85,484 for the three months ended September 30, 2008, a decrease of $9,348 or 11% from the prior period.   The decrease in revenues is mainly attributable to the sales generated by the Company which have been deferred and will be recognized on a future date in accordance with the Company’s revenue recognition policy.

General and administrative expenses decreased by $35,688 or 28% to general and administrative expenses of $93,909 for the three months ended September 30, 2009 compared to general and administrative expenses of $129,597 for the three months ended September 30, 2008.  The general and administrative expenses decreased due to a decrease in operating costs associated with the Company’s operations.

We had depreciation and amortization expense of $25,289 for the three months ended September 30, 2009 compared to $24,153 for the three months ended September 30, 2008, an increase of $1,136 or 5% from the prior period.  This increase in depreciation and amortization expenses is due to the amortization of deferred financing cost associated with the Company’s debt.

We had total other operating expenses of $668 for the three months ended September 30, 2009, as compared to no other operating expenses for the three months ended September 30, 2008.

Total operating expenses for the three months ended September 30, 2009 were $119,866, compared to $153,750 for the three months ended September 30, 2008, a decrease of $33,884 or 22% from the prior period. Operating expenses decreased for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 mainly as a result of the $35,688 decrease in general and administrative expenses for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

We had an operating loss of $43,730 for the three months ended September 30, 2009, compared to an operating loss of $68,266 for the three months ended September 30, 2008, a decrease in operating loss of $24,536 or 36% from the prior period.  The decrease in operating loss was mainly due to the $35,688 decrease in general and administrative expense, offset by the $9,348 decrease in revenues.

Interest expense was $13,848 for the three months ended September 30, 2009 compared to $23,751 for the three months ended September 30, 2008, a decrease of $9,903 or 42% from the prior period. Interest expense decreased for the three months ended September 30, 2009 due to decreased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the three months ended September 30, 2008.

We had a net loss of $56,909 for the three months ended September 30, 2009 compared to a net loss of $91,984 for the three months ended September 30, 2008, a decrease in net loss of $35,075 or 38% from the prior period, which was mainly due to the $35,688 decrease in general and administrative expenses and the $9,903 decrease in interest expense offset by the $9,348 decrease in revenue for the three months ended September 30, 2009, compared to the three months ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

For the nine months ended September 30, 2009, we had revenue of $274,120, compared to revenue of $95,209 for the nine months ended September 30, 2008, an increase of $178,911 or 188% from the prior period.   The increase in revenues is attributable to the sales generated by the Company’s acquired companies DFI and PRMI, which were acquired in June 2008.

General and administrative expenses increased by $5,607 or 3% to $195,855 for the nine months ended September 30, 2009 compared to general and administrative expenses of $190,248 for the nine months ended September 30, 2008.  This increase in general and administrative expenses was mainly due to increased expenses associated with the operations of DFI and PRMI.  Also included in general and administrative expenses for the nine months ended September 30, 2009, was an adjustment for the cancellation of 1,000,000 shares of Series A Preferred Stock valued at $250,000, which shares were previously issued to a third party in October 2006 for development services, which development services were not completed, and which shares were cancelled during the nine months ended September 30, 2009.

We had depreciation and amortization expense of $76,012 for the nine months ended September 30, 2009 compared to $28,052 for the nine months ended September 30, 2008, an increase of $47,960 or 171% from the prior period.  This increase in depreciation and amortization expenses is mainly attributable to the continued amortization of the technology-based intangible assets associated with the purchase of DFI and PRMI which occurred in June 2008.

We had total other operating expenses of $75,637 for the nine months ended September 30, 2009 in connection with the purchase of DFI and PRMI, compared to other operating expenses of $15,080 for the nine months ended September 30, 2008, an increase of $60,557 or 401% from the prior period.  The increase in other operating expenses was mainly due to increased operating expenses associated with the acquisition of DFI and PRMI.

Total operating expenses for the nine months ended September 30, 2009 were $347,504, compared to $233,380 for the nine months ended September 30, 2008, an increase of $114,124 or 49% from the prior period. Operating expenses increased for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 mainly as a result of the $47,960 or 171% increase in depreciation and amortization expense and the $60,557 increase in other operating expense for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

We had an operating loss of $73,384 for the nine months ended September 30, 2009, compared to an operating loss of $138,171 for the nine months ended September 30, 2008, a decrease in operating loss of $64,787 or 47% from the prior period.  The decrease in operating loss was due to a $178,911 increase in revenue offset by the $114,124 increase in total operating expenses.

Interest expense was $40,557 for the nine months ended September 30, 2009 compared to $40,807 for the nine months ended September 30, 2008, a decrease of $250 from the prior period. Interest expense decreased for the nine months ended September 30, 2009 due to decreased borrowings from our Chief Executive Officer, Shaun Passley, which bear interest at the rate of 15% per annum compared to the nine months ended September 30, 2008.

We had a net loss of $113,042 for the nine months ended September 30, 2009 compared to a net loss of $177,989 for the nine months ended September 30, 2008, a decrease in net loss of $64,947 or 37% from the prior period, which was mainly due to the $178,911 increase in revenues offset by the $114,124 or 49% increase in operating expenses for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $52,943 as of September 30, 2009, consisting of cash of $14,019, accounts receivable of $25,443, prepaid expenses of $12,500 and current deferred financing costs of $981.

We had non-current assets of $366,916 as of September 30, 2009, consisting of property and equipment, net of accumulated depreciation of $2,881; non-current deferred financing costs of $6,967, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $357,068.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $451,892 as of September 30, 2009, consisting of $67,897 of accounts payable and accrued liabilities, $74,758 of deferred revenues, $18,295 of current portion of notes payable in connection with payments due on the Note and June 2008 Note, and $290,942 of loans payable to related parties, which loans were due to our Chief Executive Officer and various other related parties.

We had negative working capital of $398,949 and a total accumulated deficit of $2,050,352 as of September 30, 2009.

We had long-term note payable, net of current portion of $133,674, which represented payments due on the Note, described below, and long-term line of credit of $100,000 as of September 30, 2009, which line of credit is described below and long-term debt related party of $248,052 which represented amounts payable to our Chief Executive Officer, Shaun Passley and various other shareholders of the Company, which loans bear interest at the rate of 15% per annum and are due in August 2012, in connection with the amounts due to Mr. Passley and August 2010, in connection with amounts due to other shareholders of the Company.

We had net cash used in operating activities of $60,490 for the nine months ended September 30, 2009, which was mainly due to $113,042 of net loss, $2,645 of changes in current assets, and $20,815 in changes in current liabilities offset by $72,735 of depreciation and amortization and $3,277 of amortization of deferred financing costs.

We had $472 of net cash used in investing activities for the nine months ended September 30, 2009, which was due to purchase of property and equipment.

We had $69,494 of net cash provided by financing activities during the nine months ended September 30, 2009, which represented $46,732 of proceeds from related party loans and $75,750 of proceeds from stock issuance offset by $52,988 of repayment of long term debt.

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

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The loans bear interest at 15% per year and are due in August 2012.  During the nine months ended September 30, 2009, we borrowed an additional $96,591 from Mr. Passley and made loan repayments totaling $41,510 to Mr. Passley and other related parties.  At September 30, 2009, the total principal outstanding was $242,894 and accrued interest totaled $34,322.

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

RISKS RELATED TO OUR BUSINESS

We owed a total of $933,618 as of September 30, 2009, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of September 30, 2009, we owed approximately $790,963 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $171,261 owed to our Chief Executive Officer (not including accrued and unpaid interest), which bears interest at the rate of 15% per annum.  We also owed $296,100 to Star Financial (as described above) in connection with the June 2008 Note and $151,969 to Arthur A. Goes pursuant to the Note (described above), and an additional $73,733 (not including accrued and unpaid interest) which we owed to various shareholders of the Company in consideration for loans such shareholders made to the Company, which bear interest at the rate of 15% per annum.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes and the June 2008 Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2009 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $264,107 and $152,658 for the years ended December 31, 2008 and 2007, respectively, and a net loss of $113,042 for the nine months ended September 30, 2009.  As of September 30, 2009, the Company had an accumulated deficit of $2,050,352 and negative working capital of $398,949.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Shaun Passley beneficially owns approximately 70% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents 82% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, which is required in fiscal 2010, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Epazz, Inc. issued 1,500,000 shares of Series A common stock as payment on services due to a third party consultant in consideration for internet website consulting services rendered to the Company.  The value of these shares was $15,000. The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and we took appropriate measures to restrict transfer.

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

EPAZZ, INC.

DATED: November 16, 2009	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer)
and Principal Accounting Officer