Form 10-K
period 2009-12-31
Epazz Inc
filed 2010-04-16
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 333-139117

EPAZZ, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

309 W. Washington St. Suite 1225

Chicago, IL 60606

(Address of principal executive offices)

50 N Brockway St. Suite 3-5

Palatine, IL 60067

(Former address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]  No  [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer

[ ]

Accelerated filer

[ ]

Non-accelerated filer

[ ]

Smaller reporting company

[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $446,173.

At April 15, 2010, there were 54,482,940 shares of the issuer's Series A common stock outstanding.

TABLE OF CONTENTS

Part I

Item 1. Business
Item 1A. Risk Factors
Item 2. Properties
Item 3. Legal Proceedings
Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

Part III

Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services

Part IV

Item 15. Exhibits, Financial Statement Schedules

PART I

ITEM 1.  BUSINESS

 FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2009.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), AND PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Recent Events

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement.  The purchase price for the AutoHire Software was $170,000 payable as follows:

1)

$120,000 in cash at the closing (which occurred February 1, 2010); and

2)

$50,000 in the form of a promissory note (the “Igenti Note).

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti

Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle.  Pursuant to the Consulting Agreement, we agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,962.70 per month, and Mr. McArdle agreed to provide consulting services for us.  In the event we terminate the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, which agreement can be cancelled for any reason, we agreed to pay Mr. McArdle $5,925.40 in one lump sum.  Pursuant to the Consulting Agreement, Mr. McArdle agreed to not compete with the Company or our products anywhere in the nation for a period of two years following the closing of the Software Rights Agreement.

AutoHire Software

AutoHireTM, is a web-enabled, career center management and applicant tracking system. The system helps automate the recruitment and hiring process and provides the related record keeping and reporting required by the Equal Employment Opportunity Commission (“EEOC”). The system also provides efficiencies to help reduce the cost of hiring and improve the quality of hires.

AutoHire has been used by large and small companies since 2002. Customers range in size from small office recruiters, to Fortune 100, government, and Global organizations. They represent various industries, including automotive, financial, personal service, health services, business services, food manufacturing, industrial gas production, and many others.

The AutoHire system is designed to manage the entire hiring process, totally online, in a hosted "application service provider" mode. There is nothing to install and all that is needed is Internet access and a browser.

Professional Resource Management, Inc. and Desk Flex, Inc. Overview

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

Our Products

After the acquisition of the Target Companies which are now wholly owned subsidiaries of the Company (described in detail above), and as a result of the AutoHire Software purchased from Igenti (as described above); the Company offers four primary product lines under three different Company names.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., AutoHire software is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc. and the Agent Power product is offered through Professional Resource Management, Inc.

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

ViewPoint

ViewPoint is BoxesOS central communication hub, calendaring, contact management and scheduling system. ViewPoint works with or can be used as an alternative to Microsoft (“MS”)

Outlook/MS Exchange Server. The web applications provide the institution with an extensive range of options including communication system email web client and an email server. Email applications provide features you would find on popular web-based e-mail providers. ViewPoint provides robust threaded discussion boards and a “chatting” environment. ViewPoint provides each user with a personal calendar, which notifies users of scheduling conflicts and appointments priorities. ViewPoint makes it easy to create group calendars and public calendars. With the ViewPoint scheduling system users are able to schedule group meetings together. The scheduling system will view each user's calendar to see the next available time and date the group can meet.

Learning Management System

BoxesOS My Courses (“My Courses”) is an extensive application for learning management, and e-learning. My Courses is an effective means for managing traditional courses, distance learning courses, and self-paced courses. My Courses is a powerful communication tool that can be effectively used by students, instructors, employees and corporate trainers to make information flow easily, clearly and faster. My Courses provides a robust grade book, powerful authoring content tools, easy to use drop box, sharable folders, wide-ranging course calendar and many more features all designed to provide customization to key stakeholders. Organizations will be able to train their employees on systems using My Courses self-paced settings, as well as test candidates on their skill sets before they are hired.

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

AutoHire Software

The AutoHire system provides a tool to power career centers, post job ads to sites and job boards, and to collect resumes online. The online processes supported by the system provide the mechanism to comply with the record keeping requirements of Title VII of the Civil Rights Act of 1964, which apply to organizations employing 15 or more persons.

One of the most useful features of the AutoHire system is the interactive question and online screening and ranking system. The interactive question system provides a means for the client to maintain their own library of questions and to attach selected questions to job opportunities posted. Responses obtained can be used to screen and rank candidates to permit hiring managers to focus their attention on only the most suitable candidates. We believe that result can have a substantial impact on the cost of recruiting and the quality of candidates selected.

By attaching interactive questions to job opportunities posted clients can collect information not typically presented in a resume. The additional information can often replace the initial interview process. Questions can be multiple choice or narrative.

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

EPAZZ receives revenues from the following sources; we generated $359,961 revenues for the year ended December 31, 2009:

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

Research and Development

Over the previous two years we have issued 1,000,000 Class A Common Shares to software developers in consideration for research and product development of BoxesOS.  The Company has spent no other resources on research and development activities for the fiscal years ended December 31, 2009 and December 31, 2008.

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

RISKS RELATED TO OUR BUSINESS

We owed $958,487 as of December 31, 2009, to repay our liabilities and we may need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December, 2009, we owed approximately $786,263 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $182,505 owed to our Chief Executive Officer (not including accrued and unpaid interest).  We also owed $296,100 to Star Financial (as described below) in connection with the June 2008 Note and $133,675 to Arthur A. Goes pursuant to the Note (described above), and an additional $73,983 (not including accrued and unpaid interest) which we owed to various shareholders of the Company in consideration for loans such shareholders made to the Company, as well as approximately $139,186 in accounts payable, accrued liabilities and deferred revenue.  Additionally, as of February 1, 2010, we owed an additional $50,000 to Igenti pursuant to the Igenti Note, described above.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes, the June 2008 Note, and the Igenti Note, as described below.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2010 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Note payable in connection with the acquisition of AutoHire Software is secured by a security interest in all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.

We provided Igenti, the seller of the AutoHire Software with a $50,000 Promissory note in the original amount of $50,000 (the “Igenti Note”).  The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010. As of the date of this report, the Company is current with all Monthly Payments.   If we default on the repayment of the Igenti Note, Igenti may enforce its security interest over the rights to the Company’s AutoHire Software customers which secure the repayment of the Igenti Note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000; however, for the year ended December 31, 2009 the company reported net income of $18,400, as compared to a $264,107 net loss for the year ended December 31, 2008.  As of December 31, 2009, the Company had an accumulated deficit of $1,991,990 and negative working capital of $346,965.  We may continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. We currently plan to raise additional funding through the sale of debt or equity securities, which would cause a significant increase in the number of outstanding shares which we currently have, and would cause immediate and substantial dilution to our existing shareholders.  Additionally in the future, shareholders, including our President and Chief Executive Officer, and any shareholders who purchase shares in the planned offering may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, if the Company remains a reporting company, a non “affiliate” stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may sell their securities free of any volume limitations. Rule 144 also permits, under certain circumstances, the sale of securities, with certain volume limitations, by an affiliate, if the Company is a reporting company, the “affiliate” has held such shares for six months, and the Company continues to file periodic reports with the commission.  The rules are different however for non-reporting companies in that non-“affiliate” and “affiliate shareholders must hold their securities for at least a year, and no sales by “non-affiliates” are able to be made unless certain requirements are met, including, but not limited to that there is current public information available regarding the Company and the “affiliate” complies with the applicable volume limitations.  The disclosures in this paragraph assume for all purposes that the Company is not a “shell company,” as described in Rule 144. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI and PRMI, and our purchase of the AutoHire Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

Shaun Passley beneficially owns approximately 70% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents approximately 94% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2008, if we are late in our filings two times prior to December 31, 2010, and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

In the future, we will incur significant increased costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management will be required to devote substantial time to compliance initiatives.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, which is required to be disclosed in our December 31,  2010 Form 10-K, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 309 W. Washington St. Suite 1225, Chicago, Illinois 60606.  The executive offices represent approximately 960 square feet.  We occupy this space under a lease agreement between EPAZZ, Inc. and Washington Franklin, LLC, which has a three year and three month term that began on April 1, 2010 and ends on June 30, 2013.  The monthly rent under the lease was free for the first three months and is $1,532.42 for the first year thereafter, $1,578.80 for the second year thereafter, and $1,626.02 for the third year thereafter.   The lease agreement and the terms and conditions thereof are personally guaranteed by Shaun Passley, our Chief Executive Officer.

We also have a web server lease in place at a cost of approximately $800 per month and a data center rack lease in place at a cost of approximately $850 per month.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Series A Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "EPAZ" since January 24, 2008. As of April 15, 2010, the Company had 54,482,940 shares of Series A Common Stock outstanding held by approximately 52 shareholders of record.

The following table sets forth the high and low trading prices of a share of our common stock as reported for the past two fiscal years. The quotations provided are for the over the counter market, which reflect interdealer prices without retail mark-up, mark-down or commissions, and may not represent actual transactions.

QUARTER ENDED	HIGH	LOW

December 31, 2009	$0.016	$0.003
September 30, 2009	$0.008	$0.005
June 30, 2009	$0.090	$0.001
March 31, 2009	$0.100	$0.010

December 31, 2008	$ 0.039	$ 0.003
September 30, 2008	$ 0.070	$ 0.040
June 30, 2008	$ 0.160	$ 0.070
March 31, 2008	$ 0.310	$ 0.100

As of April 15, 2010, the Company had 2,500,000 shares of Series B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Series B Common Stock.

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

None.

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

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes and the Igenti Note, as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2009, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2008

We had revenue of $359,961 for the year ended December 31, 2009, compared to revenue of $184,341 for the year ended December 31, 2008, an increase of $175,620 or 95.3% from the prior period.  The increase in revenues is attributable to the Company’s acquisition of DFI and PRMI in June 2008, and revenues associated with our purchased Desk/Flex and Agent Power product lines, which were not represented during the entire year ended December 31, 2008.

We had no cost of revenues for the year ended December 31, 2009, compared to cost of revenue of $16,260 for the year ended December 31, 2008.

We had general and administrative expenses of $326,896 for the year ended December 31, 2009, compared to general and administrative expenses of $325,321 for the year ended December 31, 2008, a increase of $1,575 or .04% from the prior period.

We had depreciation and amortization of $34,826 for the year ended December 31, 2009, compared to depreciation and amortization of $54,965 for the year ended December 31, 2008, a decrease of $20,193 or 36.8% from the prior period.  This decrease in depreciation and amortization expenses is largely due to management’s decision to extend the useful life of its intangible assets from five years to fifteen years.

We had total operating expenses of $361,722 for the year ended December 31, 2009, compared to $396,546 for the year ended December 31, 2008, a decrease of $34,824 or 8.7% from the prior period.  This decrease in operating expense is largely due to the decrease in amortization cost in 2009 as compared to 2008.

We had an operating loss of $1,761 for the year ended December 31, 2009, compared to an operating loss of $212,205 for the year ended December 31, 2008, a decrease of $210,444 or 99.1% from the prior period.

We had interest expense of $52,923 for the year ended December 31, 2009, compared to interest expense of $51,944 for the year ended December 31, 2008, a increase of $979 or 1.8% from the prior period.

We had net loss of $54,680 for the year ended December 31, 2009, compared to a net loss of $264,107 for the year ended December 31, 2008, a decrease in net loss of $209,427 or 79.3% from the prior period.  The increase in net income is the result of increased revenue and decreased general and administrative expense in 2009 as compared 2008.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $125,142 as of December 31, 2009, which included $47,275 of cash, accounts receivable of $74,533 and $3,334 of deferred financing costs.

We had total assets of $531,302 as of December 31, 2009, which included total current assets of $125,142, property and equipment, net, of $2,949, deferred financing costs of $3,633, and intangible assets, net of $399,578.

We had negative working capital of $346,965 and a total accumulated deficit of $1,991,990 as of December 31, 2009.

We had net cash provided by operating activities of $47,627 for the year ended December 31, 2009, which was mainly due expenses paid with common stock of $131,000, 38,702 in deferred revenue and $30,568 depreciation and amortization, offset by $39,235 of increase in accounts receivable, and a $62,986 decrease in accounts payable and accrued liabilities and net loss of $54,680.

We had $883 of net cash used in investing activities for the year ended December 31, 2009 which related to the purchase of fixed assets during the year ended December 31, 2009.

We had $4,956 of net cash used in financing activities during the year ended December 31, 2009, which represented $63,323 offset by $71,279 of repayment of notes payable.

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

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013, which has since been extended and which repayment terms have since been amended as provided below.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

In May 2009, the Company issued 2,500,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, our sole Director and Chief Executive Officer, in connection with Ms. Passley’s conversion of her $6,000 note payable to shares of the Company’s Series A Common Stock in forgiveness of the note payable.

In May 2009, the Company issued 1,600,000 shares of the Company’s Series A Common Stock to L&F Lawn Services, Inc., a company own by Lloyd Passley the father of Shaun Passley, as an interest payment on a loan payable due to L&F Lawn Services, Inc.  These shares were valued at $12,800.

In May 2009 the Company issued 2,400,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, as an interest payment on a loan payable due to Vivienne Passley.  These shares were valued at $19,200.

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The $170,000 purchase price included $50,000 in the form of a promissory note (the “Igenti Note).

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.

In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of fifteen years.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists.  All of our intangible assets are subject to amortization.  No material impairments of intangible assets have been identified during any of the periods presented.

Recently Issued Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Annual Financial Statements
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009 and 2008
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

ITEM 9: REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Epazz, Inc.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2009. Epazz Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As further discussed in Note 2, the Company has a significant accumulated deficit and continues to incur losses.  The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company’s ability to continue as a going concern.  Management’s plan in regard to these matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Lake & Associates, CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 15, 2010

EPAZZ, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	Audited	Audited
	2009	2008
ASSETS
Current Assets
Cash	$ 47,275	$ 5,487
Accounts receivable, net of allowance of $7,500 and $0	74,533	35,298
Deferred financing costs	3,334	4258
Total current assets	125,142	45,043

Property and equipment, net of accumulated depreciation of $12,500 and $11,530	2949	3,036
Deferred financing costs	3,633	6,967
Intangible assets, net of accumulated amortization of $81,142 and $51,544	399,578	429,176

TOTAL ASSETS	$ 531,302	$ 484,222

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	35,898	98,884
Deferred revenue	103,288	64,586
Current portion of notes payable	76,436	71,283
Current portion of related party notes payable	0	48,048
Loans payable to related parties	256,485	196,162
Total current liabilities	472,107	478,963

Long-term notes payable, net of current portion	57,242	133,674
Long-term related party notes payable, net of current portion	296,100	248,052
Long-term line of credit	100,000	100,000
TOTAL LIABILITIES	925,449	960,689

STOCKHOLDERS’ DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 56,982,940 shares issued and outstanding and 41,982,940 shares issued and outstanding	544,829	394,829
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid-in capital	1,028,014	1,041,014
Accumulated deficit	(1,991,990)	(1,937,310)
Total stockholders’ deficit	(394,147)	(476,467)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 531,302	$ 484,222

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

	Audited	Audited
	2009	2008

Revenue	$ 359,961	$ 184,341

Operating expenses:
Cost of revenue	0	16,260
General and administrative	326,896	325,321
Depreciation and amortization	34,826	54,965
Total operating expenses	361,722	396,546

Operating income (loss)	(1,761)	(212,205)

Other income (expense):
Interest income	4	42
Interest expense	(52,923)	(51,944)
Total other income (expense)	(52,919)	(51,902)

Net Income(loss)	(54,680)	(264,107)

Basic and diluted net loss per common share	$ (0)	$ (0.01)

Weighted average common shares outstanding	51,107,940	41,982,940

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (AUDITED)

Years Ended December 31, 2009 and 2008

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	394,829	2,500,000	25,000	1,041,014	(1,673,203)	(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,937,310)	$ (476,467)
Shares issued for Note Conversion	2,500,000	$ 25,000			($5,000)		$ 20,000
Shares issued for Interest	7,000,000	70,000			(8,000)		62,000
Shares issued for Service	9,500,000	95,000					95,000
Shares Cancelled	(4,000,000)	(40,000)					(40,000)
Net Loss						(54,680)	(54,680)
Balance at
December 31, 2009	54,482,940	$ 544,829	2,500,000	$ 25,000	$ (1,028,014)	$ (54,680)	$ (394,147)

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (AUDITED)

Years Ended December 31, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (54,680)	$ (265,107)
Adjustments to reconcile net loss to cash used in operating activities:
Expenses paid by stock options	131,000	0
Depreciation and amortization	30,568	52,090
Amortization of deferred financing costs	4,258	2,875
Changes in:
Accounts receivable	(39,235)	(22,540)
Accounts payable and accrued liabilities	(62,986)	79,644
Deferred revenue	38,702	14,797
Net cash provided by (used) in operating activities	47,627	(137,241)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(883)	(1,904)
Purchase of DFI and PRMI, net of cash received of $1,311		(218,689)
Net cash used in investing activities	(883)	(220,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable to related party, net of financing costs		282,000
Repayment of notes payable	(71,279)	(20,043)
Proceeds from borrowings on line of credit
Proceeds from loans payable to related parties	66,323	198,683
Repayment of loans payable to related parties		(100,335)
Net cash provided by financing activities	(4,956)	360,305

NET CHANGE IN CASH	41,788	2,471

CASH AT BEGINNING OF YEAR	5,487	3,016

CASH AT END OF YEAR	$ 47,275	$ 5,487

Supplemental Disclosures:
Interest paid	$ 11,894	$ 19,226
Income taxes paid

Non-cash investing and financing activities:
Note payable for acquisition of business		$ 225,000
Note payable converted to stock	$ 6,000

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit.  We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. In 2009 we determined that the useful life of our intangible assets should be extended from five years to fifteen years. All of our intangible assets are subject to amortization.  No material impairments of intangible assets have been identified during any of the periods presented.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share equals net earnings divided by weighted average shares outstanding during the year.  Diluted earnings (loss) per share include the impact on dilution from all contingently issuable shares, including options, warrants and convertible securities.  The common stock equivalents from contingent shares are determined by the treasury stock method. Epazz has incurred net losses for the years ended December 31, 2009 and 2008 and has, therefore, excluded certain securities from the computation of diluted earnings per share as the effect would be anti-dilutive.

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

NOTE 2 – GOING CONCERN

As of December 31, 2009, Epazz had an accumulated deficit of $1,991,990 and a working capital deficit of $346,965 as compared to a working capital deficit of $433,920 at December 31, 2008.  Epazz has reported net loss of $54,680 at December 31, 2009 as compared to the ($264,107) net loss reported at December, 31, 2008.  Although Epazz has shown some improvement over prior years, these factors create a substantial doubt as to Epazz' ability to continue as a going concern.

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

The acquisition has been accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 805 previously SFAS No. 141 “Business Combinations”. The total purchase price was allocated to the net tangible assets based on the estimated fair values. No goodwill was recorded as there was no excess of the purchase price over the net identifiable assets. The preliminary allocation of the purchase price was based upon valuation data as of June 18, 2008 and the estimates and assumptions are subject to change.  The initial purchase price allocation may be adjusted within one year of the effective date of the acquisition for changes in estimates of the fair value of assets acquired and liabilities assumed based on the results of the purchase price allocation process. The preliminary allocation of the purchase price is as follows:

Assets:
Cash and equivalents	$ 1,311
Accounts receivable	12,758
Intangible assets	480,720

Liabilities:
Deferred revenue	(49,789)

Total purchase price	$ 445,000

The following unaudited pro forma information assumes the acquisition of DFI and PRMI occurred as of the beginning of each period. The pro forma results are not necessarily indicative of what actually would have occurred had the acquisition been in effect for the period presented.

	As Reported	Pro-Forma
Year ended December 31, 2007
Revenues	$ –	$ 393,785
Net Loss	(152,658)	(189,909)
Loss Per Share	(0.00)	(0.00)

Year ended December 31, 2008
Revenues	$ 184,341	$ 352,086
Net Loss	(264,107)	(331,275)
Loss Per Share	(0.01)	(0.01)

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

Description	Life	2009	2008
Computer equipment	5 years	$ 15,449	$ 14,566
Less: accumulated depreciation		(12,500)	(11,530)
Equipment, net		$ 2,949	$ 3,036

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Less: accumulated amortization		(81,142)
Intangible assets, net		$ 399,578

NOTE 6 – LOANS PAYABLE TO RELATED PARTIES

During the year ended December 31, 2009, we borrowed an additional $66,323 from our Chief Executive Officer.  At December 31, 2009 and 2008, the total principal outstanding was $256,485 and $196,162 respectively.  In 2009, these related parties agreed to forgive all accrued interest related to their loans payable.  Accordingly, all accrued interest related to these loans have been removed and no further interest will be accrued.

NOTE 7 – LONG-TERM NOTE PAYABLE TO RELATED PARTY

On June 4, 2008, Epazz issued a note payable in the amount of $296,100 to a company owned by the mother of Epazz’s Chief Executive Officer.  The loan is unsecured and bears interest at 10% and matures on June 4, 2013.  In connection with the loan, Epazz paid $14,100 in financing costs that are being amortized over the life of the loan using the effective interest method.  The payment terms of the note have been modified such that the first annual payment will be due at an undetermined future date.  The related party agreed to forgive all accrued interest related to this loan payable.  Interest will not accrue until August, 2011.

NOTE 8 – LONG-TERM NOTE PAYABLE

As part of the acquisition of DFI and PRMI on June 18, 2008, Epazz issued a promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.  At December 31, 2009 and 2008 the balance of this note payable was $133,678 and $24,957, respectively.

NOTE 9 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% at December 31, 2009) and expires on July 5, 2010 at which time principal and interest payments commence over four years.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.

Note 10 – STOCK TRANSACTIONS

On February 25, 2009, Epazz, Inc. issued 3,000,000 shares of Class A common stock to a third party in consideration for consulting services to be rendered in connection with market research, business plan development and media monitoring services, which shares were valued at $30,000.

On May 29, 2009, Epazz cancelled these shares issued shares and received no consulting services from this third party.

On May 7, 2009, Epazz, Inc. issued 3,000,000 shares of Class A common stock to Shaun Passley, the company’s sole Director and Chief Executive Officer, as an interest payment on the officer loan payable.  These shares were valued at $30,000.

On May 14, 2009, Epazz, Inc. issued 5,000,000 shares of Class A common stock to Shaun Passley, the company’s sole Director and Chief Executive Officer, as compensation for the last nine months of 2009.  These shares were valued at $50,000.

On May 29, 2009, Epazz cancelled 1,000,000 shares of Class A common stock which were issued to a third party on October 4, 2006 for development services.

On May 29, 2009, Epazz, Inc. issued 1,600,000 shares of Class A common stock to a related party as an interest payment on a loan payable to this related party.  These shares were valued at $12,800.

On May 29, 2009, Epazz, Inc. issued 2,400,000 shares of Class A common stock to a related party as an interest payment on a loan payable to this related party.  These shares were valued at $19,200.

On May 29, 2009, Epazz, Inc. issued 2,500,000 shares of Class A common stock to a related party as a principal payment of $6,000 and interest on a loan payable to this related party.  These shares were valued at $20,000.

On September 3, 2009, Epazz, Inc. issued 1,500,000 shares of Class A common stock to a third-party as payment on marketing services. These shares were valued at $15,000.

NOTE 11 – COMMITMENT & CONTINGENCIES

The Company entered into a new lease agreement for office space beginning April 1, 2010.

Future minimum lease payments due under the lease are:

Year ended December 31,

Amount

2010

$ 13,792

2011

   18,806

2012

   14,634

2013

     9,756

                                                   Total                                          $ 56,688

Total rent expense was $8,966 and $7,398 for the years ended December 31, 2009 and 2008.

NOTE 12 - INCOME TAXES

During 2009 and 2008, Epazz incurred net losses and therefore had no tax liability.  The net deferred tax asset of approximately $300,000 and $247,000 as of December 31, 2009 and 2008 generated by the loss carry-forwards and temporary differences has been fully reserved.

NOTE 13 – SUBSEQUENT EVENTS

On February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement.  The software was purchased for $120,000 cash at the closing and a $50,000 promissory note.

We have evaluated subsequent events through April 15, 2010 the date our financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective May 11, 2009, the client auditor relationship between the Company and GBH CPAs, PC ("GBH") was terminated as GBH was dismissed by the Company.  Effective May 11, 2009, the Company engaged Lake & Associates CPA’S, LLC ("Lake & Associates") as its principal independent public accountant for the fiscal year ended December 31, 2009. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective May 11, 2009.

GBH was engaged on or around September 10, 2007, after the Company’s Board of Directors terminated the client auditor relationship between the Company and Malone & Bailey, PC ("Malone"), the Company’s former auditor.

GBH's report on the financial statements of the Company for the fiscal years ended December 31, 2008 and 2007, and any later interim period, including the interim period up to and including the date the relationship with GBH ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with GBH ceased, there were no disagreements between GBH and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of GBH would have caused GBH to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with GBH ceased.

The Company has authorized GBH to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that GBH review the disclosure and GBH has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to this Report.

The Company has not previously consulted with Lake & Associates regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal years ended December 31, 2008 and December 31, 2007, and any later interim period, including the interim period up to and including the date the relationship with GBH ceased. Lake & Associates has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a).  Lake & Associates did not furnish a letter to the Commission.

In connection with the audit of the Company's fiscal years ended December 31, 2005 and December 31, 2006 (which financial statements were re-audited by GBH), and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements between Malone and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There were no reportable events as provided in Item 304(a)(1)(v) of Regulation S-K during the Company's fiscal years ended December 31, 2006 and December 31, 2005, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009.  This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

Based upon an evaluation conducted for the period ended December 31, 2009, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2009, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

?

Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

?

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

ITEM 9B. OTHER INFORMATION

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement.  The purchase price for the AutoHire Software was $170,000 payable as follows:

3)

$120,000 in cash at the closing (which occurred February 1, 2010); and

4)

$50,000 in the form of a promissory note (the “Igenti Note).

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle.  Pursuant to the Consulting Agreement, we agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,962.70 per month, and Mr. McArdle agreed to provide consulting services for us.  In the event we terminate the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, which agreement can be cancelled for any reason, we agreed to pay Mr. McArdle $5,925.40 in one lump sum.  Pursuant to the Consulting Agreement, Mr. McArdle agreed to not compete with the Company or our products anywhere in the nation for a period of two years following the closing of the Software Rights Agreement.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of April 15, 2010are as follows:

NAME	AGE	POSITION

Shaun Passley	31	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	38	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley

Shaun Passley has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2000.  Mr. Passley obtained his Bachelor’s degree from De Paul University in Finance in 2000, his Master’s Degree from De Paul University in Information Technology in 2006, and his MBA from Benedictine University in 2007.

Craig Passley

Craig Passley has served as our Secretary since May 2005.  Since November 2000, Mr. Passley has worked for KB Builders.  Mr. Passley obtained his Bachelor’s degree from Bradley University in 1997, his Masters Degree from the Keller Graduate School of Management in 2001 and his Masters of Business Administration (MBA) from Lake Forest College in 2008.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for EPAZZ, Inc. for the years ended December 31, 2009 and 2008.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shaun Passley President, Chief Executive Officer,	2009	$30,000	-	-	-	-	-	-	$30,000
Chief Financial Officer and	2008	$25,000	-	-	-	-	-	-	$30,000(1)
Chairman of the Board of Directors

Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2009 and 2008.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Class A common stock as of April 15, 2010, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Class A Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	38,010,500(6)	70%
Class B Common Stock	Shaun Passley (2) CEO, CFO, and Chairman of the Board of Directors 512 N. McClurg Ct 602 Chicago, IL 60611	2,500,000	100%
Class A Common Stock	Craig Passley Secretary 309 W. Washington Chicago, IL 60606	100,500	0.2%
Class B Common Stock	All executive officers and directors as a group (2 Persons)	2,500,000	100%
Class A Common Stock	All executive officers and directors as a group (2 Persons)	38,115,500(3)	70%(2)

(1) The percent of class is based on 54,482,940 shares of our Class A common stock issued and outstanding as of April 15, 2010, and 2,500,000 shares of our Class B common stock issued and outstanding as of April 15, 2010.

(2) Based upon his ownership of Class A Common Stock and Class B Common Stock Shaun Passley controls 82% of our voting stock.
(3) Includes 500 shares held in the name of IT Business Solutions Group, Inc., which entity is now defunct and which shares Mr. Passley beneficially owns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013, which has since been extended and which repayment terms have since been amended as provided below.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

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

In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

During the year ended December 31, 2009, we borrowed an additional $93,533 from our Chief Executive Officer and other related parties.  At December 31, 2009 and 2008, the total principal outstanding was $289,695 and $196,162 respectively.  In 2009, these related parties agreed to forgive all accrued interest related to their loans payable.  Accordingly, all accrued interest related to these loans have been removed and no further interest will be accrued.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:  The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements and for the review of the Company's financial information included in its quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2009 and 2008 were $27,140 and $45,500, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements for the fiscal years ended December 31, 2009 and 2008 were $7,000 and $2,000, respectively.  The 2008 fees relate to the audit of the combined financial statements of PRMI and DFI related to the acquisition by the Company.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during the years ended December 31, 2009 and 2008 were $1,277 and $0, respectively.

All Other Fees:  The aggregate fees, including expenses, billed for all other services rendered to the Company by principal accountants during the years ended December 31, 2009 and 2008 were $0 and $0, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between EPAZZ, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10*	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, Inc.

DATED: April 15, 2010	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

Exhibit 21.1

Subsidiaries

Desk Flex, Inc., an Illinois corporation

Professional Resource Management, Inc., an Illinois corporation

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shaun Passley, certify that:

1.	I have reviewed this Annual Report on Form 10-K of EPAZZ, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

 Date: April 15, 2010

By: /s/ Shaun Passley

Shaun Passley

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of EPAZZ, Inc. on Form 10-K for the annual period ended December 31, 2009 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

By:/s/ Shaun Passley

Shaun Passley

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

April 15, 2010