Form 10-Q
period 2010-03-31
Epazz Inc
filed 2010-05-12
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the issuer’s Series A common stock outstanding as of May 12, 2010, was 54,482,940 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of March 31, 2010 and December 31, 2009

	March 31,		December 31,
	2010		2009
ASSETS
Current Assets
Cash	$6,623		$47,275
Accounts Receivable	19,721		74,533
Deferred Financing Cost, Current	2,411		3,335
Other Current Assets	3,252		-
Total Current Assets	32,007		125,142

Property and Equipment, net	21,745		2,949
Intangible Assets, net	392,178		399,578
Deferred Financing Cost	3,632		3,633

TOTAL ASSETS	$449,562		$531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$48,889	$	$ 35,898
Deferred Revenue	75,242		103,288
Current Portion of Long Term Debt	57,799		76,436
Total Current Liabilities	$181,930		$215,622

Note payable, net of current portion	57,237		57,242
Related Party Loan Payable – Star Financial	296,100		296,100
Other Related Party Loan Payable	252,719		256,485
Long-term line of credit	100,000		100,000
Total Liabilities	$887,986		$925,449

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 54,482,940 and 54,482,940, shares issued and outstanding, respectively	544,829		544,829
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000		25,000

Additional Paid-in Capital	1,028,014	1,028,014
Accumulated Deficit	(2,036,267)	(1,991,990)
Total Stockholders' Deficit	(438,424)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$449,562	$531,302

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
Three Months Ended March 31, 2010 and 2009

	2010	2009

Revenue	$50,760	$71,493

Operating Expenses
General and Administrative	81,238	106,122
Depreciation and Amortization Expense	9,684	25,383
Other Operating Expense	-	7,412

Total Operating Expense	90,922	138,917

Operating Profit/(Loss)	(40,162)	(67,424)

Other Income and Expense
Interest Income	-	117
Interest Expense	(4,115)	(12,392)
Total Other Income and Expense	(4,115)	(12,275)

Net Income/(Loss)	$(44,277)	$(79,699)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding 54,482,940		43,149,607

** Less than $0.01.

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010 and 2009 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (44,277)	$ (79,699)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	9,684	25,383
Decrease in Accounts Receivable	54,812	1,311
Increase in Other Assets	(3,252)	-
Increase (Decrease) in Accounts Payable	12,993	(11,055)
Increase (Decrease) in Deferred Revenue	(28,046)	18,121
Net cash provided by (used for) operating activities	$ 1,914	$ (45,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$ (20,157)	$ (201)
Net cash used for investing activities	$ (20,157)	$ (201)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt	$ (18,638)	$ (17,401)
Proceeds from Common Stock Transactions	-	30,000
(Repayment of) Proceeds from Related Party Loan Payable	(3,771)	39,140
Net cash provided by (used for) financing activities	$ (22,409)	$ 51,739

NET CHANGE IN CASH	$ (40,652)	$ 5,599

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$ 6,623	$ 11,086

Supplemental Disclosures:
Interest paid	4,115	-
Income tax paid	-	-

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of March 31, 2010 (Unaudited)

Series A Common Stock	Series B Common Stock	Additional Paid-In	Accumulated	Total Stockholders
Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,520,545)	$ (59,702)
Net loss	(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,673,203)	$ (212,360)
Net loss	(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,937,310)	$ (476,467)
Net Loss	$ (54,680)	$ (54,680)
Shares Issued	19,000,000	$ 190,000	$ (13,000)	$ 177,000
Shares Cancelled	(4,000,000)	$ (40,000)	$ (40,000)
Balance at December 31, 2009	54,482,940	$ 544,829	2,500,000	$ 25,000	$ 1,028,014	$ (1,991,990)	$ (394,147)
Net Loss	$ (44,277)	$ (44,277)
Balance at March 31, 2010	54,482,940	$ 544,829	2,500,000	$ 25,000	$ 1,028,014	$ (2,036,267)	$ (438,424)

See notes to consolidated financial statements.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying interim financial statements of Epazz, Inc. (“Epazz”), an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009.

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

Management believes that all adjustments necessary for a fair statement of the results as of March 31, 2010 have been made and that all these adjustments were of a normal and recurring nature.

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

NOTE 2 – GOING CONCERN

As of March 31, 2010, Epazz had an accumulated deficit of $2,036,269 and a working capital deficit of $149,925. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Less: accumulated amortization		(88,542)
Intangible assets, net		392,178

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the three months ended March 31, 2010, Epazz repaid $3,770 of its related party loans payable.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of March 31, 2010.

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

NOTE 6 – LONG-TERM NOTES PAYABLE

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013.  In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described below.

As part of the acquisition of Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this Note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.

NOTE 7 – SUBSEQUENT EVENTS

In May 5, 2010, we entered into a Letter of Intent with an established software company which set forth the frame work for a potential purchase of the software company’s assets and operations by Epazz.  The agreement calls for the purchase of  assets and operations of the software company for an aggregate of $175,000, of which $125,000 would be paid in cash and $50,000 in the form of a note payable (secured by the software company’s assets) which would accrue interest at 6% per annum, with principal payments due based on a 10 year amortization schedule, and with a balloon payment due after year five. The letter of intent  includes a contemplated earn-out with the seller, based on the software company’s assets meeting certain revenue projections over the first three years following the proposed acquisition, which could total up to $40,050, assuming the required thresholds are met.  The first threshold is $350,000 in post acquisition revenue.  Software Midwest had unaudited revenues in 2009 of $351,355 according to 2009 tax returns. Finally, the letter of intent also contemplated Epazz entering into certain consulting and employment agreements with various employees of the software company.  The agreement is expected to close on June 15, 2010.

We have evaluated subsequent events through May 10, 2010 the date our financial statements were available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES DESK FLEX, INC. (“DFI”) AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRMI”)(COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2010.

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

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle.  Pursuant to the Consulting Agreement, we agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,962.70 per month, and Mr. McArdle agreed to provide consulting services for us.  We terminated the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, which agreement can be cancelled for any reason, we agreed to pay Mr. McArdle $5,925.40 in one lump sum.  Pursuant to the Consulting Agreement, Mr. McArdle agreed to not compete with the Company or our products anywhere in the nation for a period of two years following the closing of the Software Rights Agreement.

Events Subsequent to the Quarter Ended March 31, 2010:

In May 5, 2010, we entered into a Letter of Intent with an established software company in the Midwest (“Software Midwest”), which set forth the frame work for a potential purchase of Software Midwest’ assets and operations by us (the “Software Midwest LOI”).  Subject to due diligence, negotiation and execution of definitive documentation, and funding permitting, we agreed to purchase Software Midwest’ assets and operations for an aggregate of $175,000, of which $125,000 would be paid in cash and $50,000 in the form of a note payable (secured by Software Midwest’ assets) which would accrue interest at 6% per annum, with principal payments due based on a 10 year amortization schedule, and with a balloon payment due after year five. The Software Midwest LOI also contemplated an earn-out with the seller, based on the Software Midwest assets meeting certain revenue projections over the first three years following the proposed acquisition, which earn-out could total up to $40,050, assuming the required thresholds are met.  The first threshold is $350,000 in post acquisition revenue.  Software Midwest had unaudited revenues in 2009 of $351,355 according to 2009 tax returns. Finally, the Software Midwest LOI also contemplated us entering into certain consulting and employment agreements with various employees of Software Midwest.  Subject to the conditions described above, the closing of the transactions contemplated by the Software Midwest LOI are planned to close by June 15, 2010.

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

Services include:

· Single sign-on: Provides a powerful single-sign-on with security procedure to product users' information and identity.

• Course Management System: Manage distance, traditional courses and Calendar.

• Enterprise Web Site Content Management: Manage public sites with multi contributors.

· • Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.

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

Agent Power is a suite of six (6) applications. Each can operate on a stand-alone basis, or can work in conjunction with the other applications.  The applications feature the following workforce management components:

•	Planning and Scheduling;
•	Agent Adherence;
•	Agent Performance;
•	ACD Group Performance;
•	Real-Time Agent Status; and
•	Info Screen.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2010, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

For the three months ended March 31, 2010 we had revenue of $50,760 compared to revenue of $71,493 for the three months ended March 31, 2009, a decrease of $20,733 or 29% from the prior period.   The decrease in revenues is mainly attributable to the sales generated by the Company which have been deferred and will be recognized at a future date in accordance with the Company’s revenue recognition policy.

General and administrative expenses decreased by $24,884 or 23% to $81,238 for the three months ended March 31, 2010 compared to general and administrative expenses of $106,122 for the three months ended

March 31, 2009.  The general and administrative expenses mainly decreased due to a decrease in professional fees and decisions made by management which resulted in greater efficient operations.

We had depreciation and amortization expense of $9,684 for the three months ended March 31, 2010 compared to $25,383 for the three months ended March 31, 2009, a decrease of $15,699 or 62% from the prior period.  This decrease is due to management’s decision to amortize intangible assets over a period of 15 years as compared to 5 years as in previous periods.

We had no other operating expenses for the three months ended March 31, 2010, as compared to other operating expenses of $7,412 for the three months ended March 31, 2009.

Total operating expenses for the three months ended March 31, 2010 were $90,922, compared to $138,917 for the three months ended March 31, 2009, a decrease of $47,995 or 35% from the prior period. Operating expenses decreased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 mainly as a result of the decrease in general and administrative expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets.

We had an operating loss of $40,162 for the three months ended March 31, 2010 compared to an operating loss of $67,424 for the three months ended March 31, 2009, a decrease of $27,262 or 40% from the prior period.  The decrease in operating loss was mainly due to the decrease in general and administrative expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets.

Interest expense was $4,115 for the three months ended March 31, 2010 compared to $12,392 for the three months ended March 31, 2009, a decrease of $8,277 or 67% from the prior period. Interest expense decreased for the three months ended March 31, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the three months ended March 31, 2010.

We had a net loss of $44,277 for the three months ended March 31, 2010 compared to a net loss of $79,699 for the three months ended March 31, 2009, a decrease in net loss of $35,422 or 44% from the prior period.  The decrease in net loss was mainly due to the decrease in general and administrative expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $32,007 as of March 31, 2010, consisting of cash of $6,623, accounts receivable of $19,721, other current assets (security deposit) of $3,252 and current deferred financing costs of $2,411.

We had non-current assets of $417,555 as of March 31, 2010, consisting of property and equipment, net of accumulated depreciation of $21,745; non-current deferred financing costs of $3,632, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $392,178.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $181,932 as of March 31, 2010, consisting of $48,891 of accounts payable and accrued liabilities, $75,242 of deferred revenues, and $57,799 of current portion of notes payable in connection with payments due on the Note and June 2008 Note, and Igenti Note (described below).

We had negative working capital of $149,925 and a total accumulated deficit of $2,036,269 as of March 31, 2010.

We had total liabilities of $887,988 as of March 31, 2010, which included total current liabilities of $181,932 and long-term note payable, net of current portion of $57,237, which represented payments due on the Note, described below; long-term line of credit of $100,000 as of March 31, 2010, which is described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, and $252,716 of other loans payable to related parties; which were due to our Chief Executive Officer and various other related parties.

We had net cash provided by operating activities of $1,914 for the three months ended March 31, 2010, which was mainly due to $44,277 of net loss and $15,053 in changes in current liabilities offset by $9,684 of depreciation and amortization expense and $51,560 of changes in current assets.

We had $20,157 of net cash used in investing activities for the three months ended March 31, 2010, which was due to purchase of property and equipment.

We had $22,408 of net cash used in financing activities during the three months ended March 31, 2010, which represented the repayment of $22,408 of long term debt and related party loans payable.

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

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party short term loans bear interest at 15% per year and are due in August 2012.  During the three months ended March 31, 2010, we repaid $3,770 to Mr. Passley and other related parties.  At March 31, 2010, the total principal outstanding was $252,716.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of March 31, 2010.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013, which has since been extended and which repayment terms have since been amended as provided below.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.   In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

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

Based upon an evaluation conducted for the period ended December 31, 2009, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2009, and the date of this Report, concluded that we have the following material weakness in our internal controls:

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $887,988 as of March 31, 2010, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of March 31, 2010, we owed approximately $763,855 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $252,716 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of March 31, 2010.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note and $115,036 to Arthur A. Goes pursuant to the Note (described above), an additional $73,733 (not including accrued and unpaid interest) which we owed to various shareholders of the Company in consideration for loans such shareholders made to the Company an and additional $50,000 to Igenti pursuant to the Igenti Note, described above. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes, the June 2008 Note, and the Igenti Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2010 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 and $264,107 for the years ended December 31, 2009 and 2008, respectively, and a net loss of $44,277 for the three months ended March 31, 2010.  As of March 31, 2010, the Company had an accumulated deficit of $2,036,269 and negative working capital of $149,925.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2008 and our Form 10-K for the year ended December 31, 2009, if we are late in our filings one time prior to December 31, 2010, and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 12, 2010	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Shaun Passley, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of EPAZZ, Inc.;

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

4.

As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a.

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b.

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c.

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d.

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

a.

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 12, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of EPAZZ, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

Date:  May 12, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)