Form 10-Q
period 2010-06-30
Epazz Inc
filed 2010-08-13
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of the issuer’s Series A common stock outstanding as of August ___, was 30,448,294 shares, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$14,233	47,275
Accounts Receivable	87,801	74,533

Deferred Financing Cost, Current	1,545	3,334
Other Current Assets	4,302	-
Total Current Assets	107,881	125,142

Property and Equipment, net	174,751	2,949
Intangible Assets, net	384,778	399,578
Deferred Financing Cost	3,633	3,633

TOTAL ASSETS	$671,043	531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$35,481	$ 35,898
Deferred Revenue	114,095	103,288
Other Related Party Loans Payable	263,693	256,485
Current Portion of Capitalized Lease	30,908	-
Current Portion of Long Term Debt	42,846	76,436
Total Current Liabilities	$487,023	472,107

Note payable, net of current portion	102,020	57,242
Related Party Loan Payable – Star Financial	296,100	296,100
Long-term portion of Capitalized Lease	88,821	_
Long-term line of credit	100,000	100,000
Total Liabilities	$1,073,964	925,449

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 5,448,294 and 5,448,294 shares issued and outstanding, respectively	54,483	54,483
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,518,360	1,518,360
Accumulated Deficit	(2,000,764)	(1,991,990)
Total Stockholders' Deficit	(402,921)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$671,043	531,302

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	131,382	126,491	182,142	197,984

Operating Expenses
General and Administrative	68,647	(4,176)	149,885	101,946
Depreciation and Amortization Expense	19,505	25,340	29,189	50,723
Other Operating Expense	-	67,649	-	75,061

Total Operating Expense	88,152	88,813	179,704	227,730

Operating Profit/(Loss)	43,230	37,678	3,068	(29,746)

Other Income and Expense
Interest Income	45	113	45	230
Interest Expense	(7,772)	(14,317)	(11,887)	(26,709)
Total Other Income and Expense	(7,727)	(14,204)	(11,842)	(26,479)

Net Income/(Loss)	35,503	23,474	(8,774)	(56,225)

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding	5,448,294	4,314,961	5,448,294	4,676,072

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010 and 2009 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (8,774)	$ (56,225)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	29,189	48,484
Increase in Accounts Receivable	(13,268)	(39,399)
Decrease in Deferred Financing Costs	1,790	2,239
Increase in Other Assets	(4,302)	-
Increase (Decrease) in Accounts Payable	(417)	(999)
Increase (Decrease) in Deferred Revenue	10,807	29,789
Net cash provided by (used for) operating activities	$ 15,025	$ (16,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	$ (186,188)	$ (471)
Net cash used for investing activities	$ (186,188)	$ (471)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long-Term Debt and Capital Leases	$ (46,105)	$ (35,037)
Proceeds from Long-term Debt and Capital Leases	177,019	-
Proceeds from Related Party Loan Payable	7,208	59,278
Net cash provided by (used for) financing activities	$ 138,122	$ 24,241

NET CHANGE IN CASH	$ (33,041)	$ 7,659

CASH AT BEGINNING OF PERIOD	47,274	5,487

CASH AT END OF PERIOD	$ 14,233	$ 13,146

Supplemental Disclosures:
Interest paid	7,987	(25,560)

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of June 30, 2010 (Unaudited)

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,937,310)	$ (476,467)
Net Loss						$ (54,680)	$ (54,680)
Shares Issued	1,900,000	$ 19,000			$ 158,000		$ 177,000
Shares Cancelled	(400,000)	$ (4,000)			(36,000)		$ (40,000)
Balance at December 31, 2009	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (1,991,990)	$ (394,147)
Net Loss						$ (8,774)	$ (8,774)
Balance at June 30, 2010	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (2,000,764)	$ (402,921)

See notes to consolidated financial statements.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

NOTE 2 – GOING CONCERN

As of June 30, 2010, Epazz had an accumulated deficit of $2,000,764 and a working capital deficit of $379,142. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 – INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Less: accumulated amortization		(95,942)
Intangible assets, net		384,778

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the six  months ended June 30, 2010, Epazz borrowed an additional $7,208 from related parties.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of June 30, 2010.

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

On February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement.  The software was purchased for $120,000 cash at the closing and a $50,000 promissory note. The note is payable in monthly installments of $416 beginning May 5, 2010.  A final payment of $40,000 is due on May 5, 2012.

NOTE 7 – LEASE OBLIGATIONS

As part of the purchase of the AutoHire software product and associated assets acquired, the Company entered into two separate capital lease agreements.  The first lease calls for monthly lease payments of $2,238 with two months paid in advance and the remaining payments over 46 months.  The second lease calls for monthly lease payments of $2,221 for 36 months.

Future minimum lease payments are as follows:

    Twelve months ended June 30

2011	$ 30,908
2012	53,508
2013	46,845
2014	11,190
Total	$ 142,451

NOTE 8 – SUBSEQUENT EVENTS

On July 28, 2010, and effective the same day, Shaun Passley, as the sole Director and majority shareholder of Epazz, approved and authorized a 1:10 reverse stock split of Epazz’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect Epazz’s outstanding preferred stock, the number of authorized shares of common or preferred stock of Epazz, or the par value of Epazz’s common or preferred stock. Epazz was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split.  Epazz had 5,448,294 shares of common stock issued and outstanding subsequent to the Reverse Split.

On July 29, 2010, Epazz issued 20,000,000 post-Reverse Split shares of Class A Common Stock to Shaun Passley, Epazz’s sole Director and Chief Executive Officer in consideration for compensation for management services rendered.  These shares will be earned over the next five years.

On July 29, 2010, Epazz issued 2,500,000 post-Reverse Split shares of Class A Common Stock to a related party in consideration for interest payments in connection with Star Financial Corporation’s June 2008 Note. These shares will be earned over the next five years.

On July 29, 2010, Epazz issued 2,500,000 post-Reverse Split shares of Class A Common Stock to a related party in consideration for interest payments in connection with Star Financial Corporation’s June 2008 Note. These shares will be earned over the next five years.

We have evaluated subsequent events through August 13, 2010 the date our financial statements were  issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES DESK FLEX, INC. (“DFI”) AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRMI”)(COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2010.

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, approximately $40,000 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.

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

In May 5, 2010, we entered into a Letter of Intent with an established software company in the Midwest (“Software Midwest”), which set forth the framework for a potential purchase of Software Midwest’ assets and operations by us (the “Software Midwest LOI”).  Subject to due diligence, negotiation and execution of definitive documentation, and funding permitting, we agreed to purchase Software Midwest’ assets and operations for an aggregate of $175,000, of which $125,000 would be paid in cash and $50,000 in the form of a note payable (secured by Software Midwest’ assets) which would accrue interest at 6% per annum, with principal payments due based on a 10 year amortization schedule, and with a balloon payment due after year five. The Software Midwest LOI also contemplated an earn-out with the seller, based on the Software Midwest assets meeting certain revenue projections over the first three years following the proposed acquisition, which earn-out could total up to $40,050, assuming the required thresholds are met.  The first threshold is $350,000 in post acquisition revenue.   Finally, the Software Midwest LOI also contemplated us entering into certain consulting and employment agreements with various employees of Software Midwest.  Subject to the conditions described above and conditioned upon raising sufficient funding, the closing of the transactions contemplated by the Software Midwest LOI are planned to close by August 2010.

Events Subsequent to the Quarter Ended June 30, 2010:

On July 28, 2010, and effective the same day, Shaun Passley, as the sole Director and majority shareholder of the Company, approved and authorized a 1:10 reverse stock split of the Company’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect the Company’s outstanding preferred stock, the number of authorized shares of common or preferred stock of the Company, or the par value of the Company’s common or preferred stock. The Company was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split; however, the Company was required to provide FINRA notice of the Reverse Split.  The Company is currently in the process of compiling certain information as requested by FINRA in order for FINRA to update the marketplace with the Reverse Split.  We plan to file a Form 8-K at such time as the Reverse Split is effective in the marketplace.

The Reverse Split has been retroactively reflected throughout this report unless otherwise stated.

On July 29, 2010, the Company issued 20,000,000 post-Reverse Split shares of Class A Common Stock to Shaun Passley, the Company’s sole Director and Chief Executive Officer in consideration for compensation for management services rendered.  These shares will be earned over the next five years.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Vivienne Passley, a related party and the aunt of Shaun Passley, our Chief Executive Officer, in consideration for  and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. The shares are earned over the next five years, with 41,667 shares earned per month.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Fay Passley, a related party and the mother of our Chief Executive Officer, Shaun Passley, for  and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. The shares are earned over the next five years, with 41,667 shares earned per month.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009

For the three months ended June 30, 2010 we had revenue of $131,382 compared to revenue of $126,491 for the three months ended June 30, 2009, an increase of $4,891 or 4% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

General and administrative expenses increased by $72,823 or 1,744% to $68,647 for the three months ended June 30, 2010 compared to general and administrative income of $4,176 for the three months ended June 30, 2009.  The general and administrative income reported in the prior period was due to an adjustment made during the three months ending June 30, 2009 for the cancellation of issued stock in exchange for development services that were never rendered.  The increase in general and administrative expense for the period ending June 30, 2010 is the result of our operating expenses without such adjustments.

We had depreciation and amortization expense of $19,505 for the three months ended June 30, 2010 compared to $25,340 for the three months ended June 30, 2009, a decrease of $5,835 or 23% from the prior period.  This decrease is due to management’s decision to amortize intangible assets over a period of 15 years as compared to 5 years as in previous periods combined with increased depreciation expense relating to assets acquired during the three months ended June 30, 2010.

We had no other operating expenses for the three months ended June 30, 2010, as compared to other operating expenses of $67,649 for the three months ended June 30, 2009.

Total operating expenses for the three months ended June 30, 2010 were $88,152, compared to $88,813 for the three months ended June 30, 2009, a decrease of $661 or 1% from the prior period.

We had operating income of $43,230 for the three months ended June 30, 2010 compared to operating income of $37,678 for the three months ended June 30, 2009, an increase of $5,552 or 15% from the prior period.  The increase in operating income was mainly due to the increase in revenues for the three months ended June 30, 2010, compared to the three months ended June 30, 2009, in connection with sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

Interest expense was $7,772 for the three months ended June 30, 2010 compared to $14,317 for the three months ended June 30, 2009, a decrease of $6,545 or 46% from the prior period. Interest expense decreased for the three months ended June 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the six months ended June 30, 2010.

We had a net income of $35,503 for the three months ended June 30, 2010 compared to a net income of $23,474 for the three months ended June 30, 2009, an increase in net income of $12,029 or 51% from the prior period.  The increase in net income was mainly due to the increase in revenues and the decrease in interest expense from the prior year forgiveness of all interest accrued on related party debt for the three months ended June 30, 2010, compared to the three months ended June 30, 2009.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2010, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

For the six months ended June 30, 2010 we had revenue of $182,142 compared to revenue of $197,984 for the six months ended June 30, 2009, a decrease of $15,842 or 8% from the prior period.   The decrease in revenues is mainly attributable to the sales generated by the Company which have been deferred and will be recognized at a future date in accordance with the Company’s revenue recognition policy.

General and administrative expenses increased by $47,885 or 47% to $149,885 for the six months ended June 30, 2010 compared to general and administrative expenses of $101,946 for the six months ended June 30, 2009.  The general and administrative expenses mainly increased due to an increase in professional fees and other general operating expense associated with the acquisition and operation of Auto Hire, which occurred during the three months ended June 30, 2010.

We had depreciation and amortization expense of $29,189 for the six months ended June 30, 2010 compared to $50,723 for the six months ended June 30, 2009, a decrease of $21,534 or 43% from the prior period.  This decrease is due to management’s decision to amortize intangible assets over a period of 15 years as compared to 5 years as in previous periods.

We had no other operating expenses for the six months ended June 30, 2010, as compared to other operating expenses of $75,061 for the six months ended June 30, 2009.

Total operating expenses for the six months ended June 30, 2010 were $179,074, compared to $227,730 for the six months ended June 30, 2009, a decrease of $48,656 or 21% from the prior period. Operating expenses decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 mainly as a result of the decrease in other operating expenses and the decrease in amortization expense as a result of the change in useful life of the Company’s intangible assets.

We had operating income of $3,068 for the six months ended June 30, 2010 compared to an operating loss of $29,746 for the six months ended June 30, 2009, a decrease of $32,814 or 110% from the prior period.  The decrease in operating loss was mainly due to the decrease in other operating expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets offset by the decrease in revenues for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Interest expense was $11,887 for the six months ended June 30, 2010 compared to $26,709 for the six months ended June 30, 2009, a decrease of $14,822 or 55% from the prior period. Interest expense decreased for the six months ended June 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the six months ended June 30, 2010.

We had a net loss of $8,774 for the six months ended June 30, 2010 compared to a net loss of $56,225 for the six months ended June 30, 2009, a decrease in net loss of $47,451 or 85% from the prior period.  The decrease in net loss was mainly due to the decrease in other operating expense, accrued interest expense and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets, offset by the decrease in revenues for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $107,881 as of June 30, 2010, consisting of cash of $14,233, accounts receivable of $87,801, other current assets (security deposit) of $4,302 and current deferred financing costs of $1,545.

We had non-current assets of $563,162 as of June 30, 2010, consisting of property and equipment, net of accumulated depreciation of $174,751; non-current deferred financing costs of $3,633, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $384,778.  The intangible assets are technology-based assets acquired with the purchase of DFI and PRMI.

We had total current liabilities of $487,023 as of June 30, 2010, consisting of $35,481 of accounts payable and accrued liabilities, $114,095 of deferred revenues, $263,693 in other related party notes payable which were due to our Chief  Executive Officer and various other related parties, $30,908 of current portion of capitalized leases and $42,846 of current portion of notes payable in connection with payments due on the Note, June 2008 Note, and Igenti Note (described below).

We had negative working capital of $379,142 and a total accumulated deficit of $2,000,764 as of June 30, 2010.

We had total liabilities of $1,073,964 as of June 30, 2010, which included total current liabilities of $487,023 and long-term note payable, net of current portion of $88,821, which represented payments due on the Note, described below; long-term line of credit of $100,000 as of June 30, 2010, which is described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, and long-term portion of capitalized leases of $88,821.

We had net cash provided by operating activities of $15,025 for the six months ended June 30, 2010, which was mainly due to $29,189 of depreciation and amortization expense and $10,807 in increase in deferred revenue, offset by $8,774 of net loss and $13,268 in increase in accounts receivable.

We had $186,188 of net cash used in investing activities for the six months ended June 30, 2010, which was due to purchase of property and equipment mainly in connection with the purchase of the AutoHire Software.

We had $138,122 of net cash provided by financing activities during the six months ended June 30, 2010, which represented the repayment of $46,105 of long term debt, $177,019 proceeds from long-term debt and capital leases and $7,208 of proceeds from related party loans payable, which represented amounts loaned to us by our Chief Executive Officer, Shaun Passley.

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

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party short term loans bear interest at 15% per year and are due in August 2012.  During the six months ended June 30, 2010, we borrowed an additional $7,208 from Mr. Passley and other related parties.  At June 30, 2010, the total principal outstanding was $263,693.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of June 30, 2010.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI, and plans to enter into a settlement agreement with Mr. Goes subsequent to the date of this filing.

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

In May 2009, the Company issued 250,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, our sole Director and Chief Executive Officer, in connection with Ms. Passley’s conversion of her $6,000 note payable to shares of the Company’s Series A Common Stock in forgiveness of the note payable.

In May 2009, the Company issued 160,000 shares of the Company’s Series A Common Stock to L&F Lawn Services, Inc., a company own by Lloyd Passley the father of Shaun Passley, as an interest payment on a loan payable due to L&F Lawn Services, Inc.  These shares were valued at $12,800.

In May 2009 the Company issued 240,000 shares of the Company’s Series A Common Stock to Vivienne Passley, the aunt of Shaun Passley, as an interest payment on a loan payable due to Vivienne Passley.  These shares were valued at $19,200.

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The $170,000 purchase price included $50,000 in the form of a promissory note (the “Igenti Note”).

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, approximately $40,000 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,073,964 as of June 30, 2010, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of June 30, 2010, we owed approximately $820,439 in outstanding notes payable, which included $100,000 owed on our line of credit and an additional $263,693 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of June 30, 2010.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, $96,113 to Arthur A. Goes pursuant to the Note (described above) and $48,753 to Igneti, Inc. pursuant to the Igneti Note (described above). We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 and $264,107 for the years ended December 31, 2009 and 2008, respectively, and a net loss of $8,774 for the six months ended June 30, 2010.  As of June 30, 2010, the Company had an accumulated deficit of $2,000,764 and negative working capital of $379,142.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Shaun Passley beneficially owns approximately 78% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents approximately 97.6% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

We incur significant costs as a result of operating as a fully reporting company in connection with Section 404 of the Sarbanes Oxley Act, and our management is required to devote substantial time to compliance initiatives.

We incur significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and rules implemented by the SEC have imposed various requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel are required to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing,  may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 29, 2010, the Company issued 20,000,000 post-Reverse Split shares of Class A Common Stock to Shaun Passley, the Company’s sole Director and Chief Executive Officer in consideration for compensation  for management services rendered.  These shares will be earned over the next five years.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Vivienne Passley, a related party and the aunt of Shaun Passley, our Chief Executive Officer, in consideration for  and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. The shares are earned over the next five years, with 41,667 shares earned per month.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Fay Passley, a related party and the mother of our Chief Executive Officer, Shaun Passley, for  and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. The shares are earned over the next five years, with 41,667 shares earned per month.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended, for the above issuances, since the issuances did not involve a public offering, the recipients took the securities for investment and not resale and we took appropriate measures to restrict transfer.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On July 28, 2010, and effective the same day, Shaun Passley, as the sole Director and majority shareholder of the Company, approved and authorized a 1:10 reverse stock split of the Company’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect the Company’s outstanding preferred stock, the number of authorized shares of common or preferred stock of the Company, or the par value of the Company’s common or preferred stock. The Company was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split; however, the Company was required to provide FINRA notice of the Reverse Split.  The Company is currently in the process of compiling certain information as requested by FINRA in order for FINRA to update the marketplace with the Reverse Split.  We plan to file a Form 8-K at such time as the Reverse Split is effective in the marketplace.

The Reverse Split has been retroactively reflected throughout this report unless otherwise stated.

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

EPAZZ, INC.

DATED: August __, 2010	By: /s/ Shaun Passley
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

Date: August __, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of EPAZZ, Inc. on Form 10-Q for the fiscal quarter ended June 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

Date:  August __, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)