Form 10-Q
period 2010-09-30
Epazz Inc
filed 2010-11-22
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

(312) 955-8161

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ¨    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ¨                                                    Accelerated filer   ¨

Non-accelerated filer  ¨                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ¨ No   [X]

The number of shares of the issuer’s Series A common stock outstanding as of November 22, 2010, was 30,448,294 shares, par value $0.01 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC. and Subsidiaries
Consolidated Balance Sheet
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$77,790	47,275
Accounts Receivable	83,078	74,533
Deferred Financing Cost, Current	741	3,334
Other Current Assets	8,252	-
Total Current Assets	169,861	125,142

Property and Equipment, net	165,727	2,949
Intangible Assets, net	415,344	399,578
Deferred Financing Cost	3,633	3,633
Prepaid Expense	1,000,000	-
TOTAL ASSETS	$1,754,565	531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$97,757	35,898
Deferred Revenue	178,842	103,288
Current Portion of Long Term Debt	-	76,436
Current Portion of Capitalized Lease	36,000	-
Loan Payable, Related Party	113,994	256,485
Total Current Liabilities	$426,593	472,107

Loan payable, net of current portion	231,011	57,242
Related Party Loan Payable – Star Financial	296,100	296,100
Other Related Party Loan Payable	260,027	-
Long-term line of credit	96,851	100,000
Capitalized Lease, net of current portion	74,646	-
Total Liabilities	$1,385,228	925,449

STOCKHOLDERS' EQUITY
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	54,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	1,518,360
Accumulated Equity (Deficit)	(2,228,507)	(1,991,990)
Total Stockholders' Deficit	(369,336)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,754,565	531,302

See notes to consolidated financial statements.

EPAZZ, INC. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009

Revenue	87,191	76,136	269,332		274,120

Operating Expenses
General and Administrative	70,925	93,909	220,810		195,855
Depreciation and Amortization	22,854	25,289	52,043		76,012
Other Operating Expense	-	668			75,637

Total Operating Expense	93,779	119,866	272,853		347,504

Operating Profit/(Loss)	(6,588)	(47,730)	(3,521)		(73,384)

Other Income and Expense
Interest Income	12	669	58		899
Interest Expense	(5,543)	(13,848)	(17,430)		(40,557)
Total Other Income and Expense	(5,531)	(13,179)	(17,372)		(39,658)

Net Income/(Loss)	(12,119)	(56,909)	(20,893)		(113,042)

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding

EPAZZ, INC. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,893)	$ (113,042)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,043	72,735
Decrease in Deferred Financing Costs	2,593	3,277
Change in Current Assets	(8,545)	(2,645)
Change in Other Assets	(8,251)

Change in Current Liabilities	64,639	(20,815)
Net cash provided by (used for) operating activities	$ 81,586	$ (60,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(192,621)	$ (472)
Net cash used for investing activities	(192,621)	$ (472)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of LongTerm Debt and Capital Leases	$ (69,347)	$ (52,988)
Proceeds from Loan Payable and Capital Leases	207,355	46,732
Proceeds from Related Party Loan Payable	3,542	-
Proceeds from Stock Issuance	-	75,750
Proceeds from Capitalized Lease Agreement		-
Net cash provided by (used for) financing activities	$ 141,550	$ 69,494

NET CHANGE IN CASH	$ 30,515	$ 8,532

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$ 77,790	$ 14,019
Supplemental Disclosures:
Interest paid	$ 17,430	$ 14,443
Non-cash transaction: Common stock issued in exchange for services and interest payments on related party debt	$ 1,000,000	-
Acquisition of Subsidiary through Notes Payable	$ 155,816

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
As of September 30, 2010 (Unaudited)

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	3,948,294	$ 39,483	2,500,000	$ 25,000	$ 1,396,360	$ (1,937,310)	$ (476,467)
Net Loss						$ (54,680)	$ (54,680)
Shares Issued	1,900,000	$ 19,000			$ 158,000		$ 177,000
Shares Cancelled	(400,000)	$ (4,000)			(36,000)		$ (40,000)
Balance at December 31, 2009	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (1,991,990)	$ (394,147)
Stock Issuance	25,000,000	250,000			750,000		1,000,000

Net Loss						$ (20,893)	$ (20,893)
Accumulated Deficit of Subsidiary Acquired						(215,623)	(215,623)
Balance at September 30, 2010	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 2,268,360	$ (2,002,884)	$ (377,611)

See notes to consolidated financial statements.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying interim financial statements of Epazz, Inc. (“Epazz” or the “Company”), an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009.

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

NOTE 2 – GOING CONCERN

As of September 30, 2010, Epazz had an accumulated deficit of $2,228,507 and a working capital deficit of $256,732. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Other intangible assets	15 years	37,966
Total Intangible Assets		518,686
Less: accumulated amortization		(103,342)
Intangible assets, net		415,344

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2010, Epazz borrowed an additional $3,542 from related parties.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of September 30, 2010.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  Interest is due monthly beginning on July 5, 2007.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  As of September 30, 2010, the outstanding balance on this line of credit is $96,851.

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

As part of the purchase of the AutoHire software product,  Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note is payable in monthly installments of $416 beginning May 5, 2010.  A final payment of $39,999.92 is due on May 5, 2012. Until such time as this Note is paid in full.

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

Future minimum lease payments are as follows:

Twelve months ended June 30,

2011

$30,908

2012

  53,508

2013

  46,845

2014

  11,190

Total

             $142,451

Intellisys IPMC, Integrated Plant Management Control,  is a software system design for water and wastewater facility management.  IPMC is the technology-based strategy for optimizing operations by automatically collecting, managing, organizing and disseminating information for the operations, management, laboratory, maintenance, and engineering functions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF EPAZZ, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES DESK FLEX, INC. (“DFI”) AND PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRMI”)(COLLECTIVELY, "THE COMPANY", "EPAZZ", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2010.

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

On July 28, 2010, and effective the same day, Shaun Passley, as the sole Director and majority shareholder of the Company, approved and authorized a 1:10 reverse stock split of the Company’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect the Company’s outstanding preferred stock, the number of authorized shares of common or preferred stock of the Company, or the par value of the Company’s common or preferred stock. The Company was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split; however, the Company was required to provide FINRA notice of the Reverse Split.  The Company has completed the process of compiling certain information as requested by FINRA.  FINRA approved the request on August 2010.

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

IntelliSys, Inc. Purchase

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and

(b)	The Company provided Mr. Prahl with a 6% Promissory IntelliSys Note in the amount of $50,000 (the “IntelliSys Note”), described in greater detail below.

Additionally, the Company agreed to assume an aggregate of approximately $47,794 in outstanding liabilities of IntelliSys in connection with the Closing.

The IntelliSys Purchase Agreement closed on September 30, 2010 (“Closing”), at which time Mr. Prahl delivered to the Company, 85 shares of IntelliSys stock, representing 100% of the issued and outstanding shares of IntelliSys (which are being held by Third Party Lender, pending repayment of the Third Party Lender IntelliSys Note, as described below).  Also at Closing, the Company delivered the Cash Consideration and the IntelliSys Note to Mr. Prahl.  As a result of the Closing, IntelliSys became wholly-owned subsidiary of the Company.

The Company also agreed to provide Mr. Prahl earn-out rights in connection with the purchase, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year based on the following schedule (the “Earn-Out”):

Revenue for the Relevant Year	Earn-Out
$0 to $350,000	$0
$350,000.01 to $380,000	$6,675
$380,000.01 to $395,000	$10,012.50
$395,000.01 or more	$13,350

Provided that in no event shall the total amount payable to Mr. Prahl in connection with the Earn-Out exceed $13,350 per year or $40,050 in aggregate.

The IntelliSys Purchase Agreement also required that Mr. Prahl and another consultant of IntelliSys would enter into part-time consulting agreements with the Company, which provide for compensation to such individuals of $75 per hour and $50 per hour, respectively, and that an employee of IntelliSys would agree to enter into a full-time employment agreement at an annual rate of $60,000 per year.  All of the agreements include non-competition and non-solicitation prohibitions for 12 months from the termination of such agreements.

Mr. Prahl’s consulting agreement also provided for him to be paid a monthly retainer of $970 during the five year term of the consulting agreement, which amount is to be applied towards the repayment of the IntelliSys Note.

IntelliSys Note

The IntelliSys Note bears interest at the rate of six percent (6%) per annum, and all past-due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of ten percent (10%) per annum until paid in full.  The IntelliSys

Note, also provides that the Company shall have two additional fifteen (15) day cure periods during the term of the IntelliSys Note resulting in two thirty (30) day cure periods before an Event of Default occurs.

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of $28,301 due on the due date of the IntelliSys Note, subject to the requirements of the Newtek Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.  The  IntelliSys Purchase Agreement also provided that the amount of the IntelliSys Note would be adjusted on a dollar for dollar basis based on IntelliSys’ balance sheet prior to and subsequent to closing and any undisclosed liabilities which the Company becomes aware of (the “Adjustment”).  As of the date of this filing, the Company is currently in discussions with Mr. Prahl to adjust the balance of the IntelliSys Note to approximately $30,800 in connection with the Adjustment.

Additionally, the Company agreed to secure the payment of the IntelliSys Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Third Party Lender Note (described below).

Third Party Lender Note

On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Lender Note is also secured by a mortgage on the properties of related parties and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 will be used for working capital, and $10,000 was paid in closing costs associated with the note.

On September 30, 2010, Epazz, Inc. acquired the net assets of IntelliSys, Inc. for $30,816.  The purchase was made with a 10 year note payable with a 6% interest rate and a $125,000 cash payment.  Under the purchase method of accounting the assets and liabilities were recorded at their respective fair values as of the purchase date as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	27,320
Fixed Assets, net	5,137	Accrued Expenses	43,974
		Deferred Revenue	28,820
		Equity	(97,772)

Total Assets	20,818	Total Liabilities and Equity	20,818

The following table presents the unaudited proforma results of continuing operations for the three and nine months ended September 30, 2010 and 2009, as if the retained acquisition had been consummated at the beginning of each period presented.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ending 9/30/2010	Three Months Ending 9/30/2009	Nine Months Ending 9/30/2010	Nine Months Ending 9/30/2009

Revenue	$153,492	171,217	463,019	535,791

Operating Expenses
General and Administrative	164,663	188,578	462,971	459,959
Depreciation and Amortization	22,202	25,289	52,043	76,012
Other Operating Expense	-	668	-	75,637
Total Operating Expense	186,865	214,535	515,014	611,608

Operating Loss	(33,373)	(43,318)	(51,995)	(75,817)

Other Income and Expense
Interest Income	12	669	58	899
Interest Expense	(6,102)	(13,999)	(18,626)	(41,009)
Total Other Income and Expense	(6,090)	(13,330)	(18,568)	(40,110)

Net Loss	(39,463)	(56,648)	(70,563)	(115,927)
Earnings Per Share	($0.001)	($0.002)	($0.002)	($0.004)

Our Products

After the acquisition of the Target Companies which are now wholly-owned subsidiaries of the Company (described in detail above), the Company offers four primary product lines.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc. and the Company also offers the AutoHire software described below. Additionally, as described above, subsequent to September 30, 2010, the Company offers products through IntelliSys, described below.

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

IntelliSys Software

IntelliSys developed the IPMC Software (“IPMC”)(Integrated Plant Management Control) which is a software system design for water and wastewater facility management.  IPMC is the technology-based strategy for optimizing operations by automatically collecting, managing, organizing and disseminating information for the operations, management, laboratory, maintenance, and engineering functions.

SystemView

SystemView displays the system processes and lets users control the system in real time.  It displays alarms, equipment status, summary accumulated and trend data.

Features

•

The Alarm/Event Journal records all alarms and status changes and has the flexibility to query history based on tag names and time ranges.

•

Smart Server provides communication with process control and automatic collections of data.  It is designed to normalize data, accumulate and summarize statistics for the plant management and maintenance systems.

•

Rapid application development tools dramatically reduce system development time. Development tools are included with all applications.

MaintenanceView

MaintenanceView provides the traditional functional functionality of a comprehensive maintenance management system including:

•

Fixed asset and rotating equipment.

•

Preventive scheduling and predictive reports and charts.

•

Work order management.

•

Inventory and purchasing.

•

Manufacture and vendor records.

•

Parts inventory.

Features

•

Ability to track maintenance costs by center, department, location, etc.

•

Ability to customize user interface sorting by location, equipment type, department, cost center, manufacture or vendor.

•

Ability to customize reports using on MS Excel compatible spreadsheets to accommodate users specific needs.

ReportView

ReportView provides users with a historic picture of the operation of their plant through centralized storage of data. Realistic graphics can be constructed to assist the user in managing, accessing and analyzing real-time and manually entered process or laboratory data.

Features

•

Stores real-time and laboratory data in a secure open database.

•

Time-based compression stores process information and manually collected data.

•

Flexible rapid application development tools allow creation of input displays, reports and charts and navigation menus.

•

Using MS Excel compatible spreadsheet, ReportView combines the user-friendly features of familiar spreadsheet functions with the security of an expandable database.

•

Reporting tools provide easy access to retrieve summarized or raw data for process-efficiency and compliance reports.

•

Creates 2D and 3D presentations-quality charts in minutes.

•

An efficient decision support system and dashboard development tools for operations, maintenance, management and engineering.

EnergyView

EnergyView is an automated energy management dashboard tool.  EnergyView provides smart energy metering and power measurement technology to accurately measure, store, track and analyze energy data.  The energy metering and submetering systems can link to SCADA (Supervisory Control and Data Acquisition) or any PC to collect crucial energy data.  In addition manual data on other energy sources can be managed as part of the same energy management application.  The combination of hardware and software is designed to provide an end-to-end solution from measurement to billing audits.  The objective of the EnergyView application is to improve the speed and quality of energy measurement information, so that facility managers will be able to make better management decisions, conserve energy and reduce operating costs.

Features

•

Collect usage data manually and automatically.

•

Normalize energy variables create benchmarking variables.

•

Provide comparisons of hourly usage to previous days.

•

Calculate operating cost and savings by day, month and year-to-date.

•

Forecast and alarm peak demands.

•

Send alarms via local annunciation, email or pagers.

•

Benchmarking.

•

Local Factor Analysis.

•

Automate Energy Billing Audits.

•

Determine Changes in Energy Usage Patterns.

•

Setting Saving Targets and Tracking Progress.

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes ,the Igenti Note, the IntelliSys Note (where required) and the Third Party Lender Note as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

For the three months ended September 30, 2010 we had revenue of $87,191 compared to revenue of $76,136 for the three months ended September 30, 2009, an increase of $11,136 or 15% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

General and administrative expenses decreased by $22,984 or 25% to $70,925 for the three months ended September 30, 2010 compared to general and administrative expense of $93,909 for the three months ended September 30, 2009.  The decrease in general and administrative expense is due mainly to the decrease in legal and other professional fees.

We had depreciation and amortization expense of $22,854 for the three months ended September 30, 2010 compared to $25,289 for the three months ended September 30, 2009, a decrease of $2,435 or 10% from the prior period.  This decrease is due to management’s decision to amortize intangible assets over a period of 15 years as compared to 5 years as in previous periods combined with increased depreciation expense relating to assets acquired during the quarter ended September 30, 2010

We had no other operating expenses for the three months ended September 30, 2010, as compared to other operating expenses of $668 for the three months ended September 30, 2009.

Total operating expenses for the three months ended September 30, 2010 were $93,779, compared to $119,866 for the three months ended September 30, 2009, a decrease of $26,087 or 22% from the prior period.

We had operating loss of $6,588 for the three months ended September 30, 2010 compared to operating loss of $47,730 for the three months ended September 30, 2009, an increase of $41,142 or 87% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

Interest expense was $5,543 for the three months ended September 30, 2010 compared to $13,848 for the three months ended September 30, 2009, a decrease of $8,305 or 60% from the prior period. Interest expense decreased for the three months ended September 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the three months ended September 30, 2010, offset by interest which has accrued on the Igenti Note.

We had a net loss of $12,119 for the three months ended September 30, 2010 compared to a net loss of $56,909 for the three months ended September 30, 2009, a decrease in net loss of $45,490 or 80% from the prior period.

The decrease in net loss was mainly due to the decrease in interest expense from the prior year’s forgiveness of all interest accrued on related party debt , the $33,032 decrease in general and administrative expenses and the $11,055 increase in revenue for the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

For the nine months ended September 30, 2010 we had revenue of $269,332 compared to revenue of $274,120 for the nine months ended September 30, 2009, a decrease of $4,788 or 2% from the prior period.   The decrease in revenues is mainly attributable to the sales generated by the Company which have been deferred and will be recognized at a future date in accordance with the Company’s revenue recognition policy.

General and administrative expenses increased by $24,955 or 13% to $220,810 for the nine months ended September 30, 2010 compared to general and administrative expenses of $195,855 for the nine months ended September 30, 2009.  General and administrative expenses increased mainly due to an increase in professional fees and other general operating expense associated with the acquisition and operation of Auto Hire Software.

We had depreciation and amortization expense of $52,043 for the nine months ended September 30, 2010 compared to $76,012 for the nine months ended September 30, 2009, a decrease of $23,969 or 32% from the prior period.  This decrease is due to management’s decision to amortize intangible assets over a period of 15 years as compared to 5 years as in previous periods.

We had no other operating expenses for the nine months ended September 30, 2010, as compared to other operating expenses of $75,637 for the nine months ended September 30, 2009.

Total operating expenses for the nine months ended September 30, 2010 were $272,853, compared to $347,504 for the nine months ended September 30, 2009, a decrease of $74,651 or 21% from the prior period. Operating expenses decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 mainly as a result of the decrease in other operating expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets.

We had operating loss of $3,521 for the nine months ended September 30, 2010 compared to an operating loss of $73,384 for the nine months ended September 30, 2009, a decrease of $69,863 or 95% from the prior period.  The decrease in operating loss was mainly due to the decrease in other operating expenses and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets.

Interest expense was $17,430 for the nine months ended September 30, 2010 compared to $40,557 for the nine months ended September 30, 2009, a decrease of $23,127 or 57% from the prior period. Interest expense decreased for the nine months ended September 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the nine months ended September 30, 2010, offset by interest which has accrued on the Igenti Note.

We had a net loss of $20,893 for the nine months ended September 30, 2010 compared to a net loss of $113,042 for the nine months ended September 30, 2009, a decrease in net loss of $92,149 or 82% from the prior period.  The decrease in net loss was mainly due to the decrease in other operating expense, accrued interest expense and the decrease in amortization expense as a result of the change in useful life of the company’s intangible assets for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $169,861 as of September 30, 2010, consisting of cash of $77,790, accounts receivable of $83,078, other current assets (security deposit) of $8,252 and current deferred financing costs of $741.

We had non-current assets of $1,584,704 as of September 30, 2010, consisting of property and equipment, net of accumulated depreciation of $165,727; non-current deferred financing costs of $3,633, in connection with the June 2008 Note (defined below); intangible assets, net of accumulated amortization of $415,344, goodwill of $57,697 in connection with the Company’s acquisition of Intellisys  and $1,000,000 of prepaid expense associated with the stock issuance described above in connection with the forgiveness of debt.

We had total current liabilities of $426,593 as of September 30, 2010, consisting of $97,757 of accounts payable and accrued liabilities, $178,842 of deferred revenues, $36,000 of the current portion of capitalized leases, $113,994 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys described above.

We had negative working capital of $256,732 and a total accumulated deficit of ($2,228,507) as of September 30, 2010.

We had total liabilities of $1,385,228 as of September 30, 2010, which included total current liabilities of $426,593 and long-term note payable, net of current portion of $231,011, which represented payments due on the Note, described below; long-term line of credit of $96,851 as of September 30, 2010, which is described below; long-term related party debt of $296,100 which represented amounts payable to Star Financial as described below, $260,027 of other related party debt, and long-term portion of capitalized leases of $74,646;$27,735 of note payable on the IntelliSys Note; $3,925 of note payable in connection with the Igenti Note; and $25,000 to payoff a commercial line of credit for IntelliSys.

We had net cash provided by operating activities of $81,586 for the nine months ended September 30, 2010, which was mainly due to $20,893 of net loss and offset by $64,639 of changes in current liabilities and $52,043 of depreciation and amortization expense.

We had $192,621 of net cash used in investing activities for the nine months ended September 30, 2010, which was due to purchase of property and equipment in connection with the Company’s recent business acquisitions.

We had $141,550 of net cash provided by financing activities during the nine months ended September 30, 2010, which represented the repayment of $69,347 of long term debt, $207,355 proceeds from long-term debt, and $3,542 of proceeds from related party loans.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% as of the filing of this report, with the prime rate at 3.25% as of July 1, 2009), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of September 30, 2010, the balance borrowed under this line of credit was $96,851.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear interest at 15% per year and are due in August 2012.  During the nine months ended September 30, 2010, we borrowed an additional $3,542 from Mr. Passley and other related parties.  At September 30, 2010, the total principal outstanding was $260,027.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of September 30, 2010.

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

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013, which has since been extended and which repayment terms have since been amended as provided below.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.   In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for a junior lien on the Company’s assets.

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

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price included $125,000 in cash (the “Cash Consideration”) and a note for $50,000 (the “IntelliSys Note”, described below).  Additionally, the Company agreed to assume an aggregate of approximately $28,137.76 in outstanding liabilities of IntelliSys in connection with the Closing.

The Company also agreed to provide Mr. Prahl earn-out rights in connection with the purchase, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year based on the following schedule (the “Earn-Out”):

Revenue for the Relevant Year	Earn-Out
$0 to $350,000	$0
$350,000.01 to $380,000	$6,675
$380,000.01 to $395,000	$10,012.50
$395,000.01 or more	$13,350

Provided that in no event shall the total amount payable to Mr. Prahl in connection with the Earn-Out exceed $13,350 per year or $40,050 in aggregate.

The IntelliSys Note bears interest at the rate of six percent (6%) per annum, and all past-due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of ten percent (10%) per annum until paid in full.  The IntelliSys Note, also provides that the Company shall have two additional fifteen (15) day cure periods during the term of the IntelliSys Note resulting in two thirty (30) day cure periods before an Event of Default occurs.

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of $28,301 due on the due date of the IntelliSys Note, subject to the requirements of the Newtek Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.  The  IntelliSys Purchase Agreement also provided that the amount of the IntelliSys Note would be adjusted on a dollar for dollar basis based on IntelliSys’ balance sheet prior to and subsequent to closing and any undisclosed liabilities which the Company becomes aware of (the “Adjustment”).  As of the date of this filing, the Company is currently in discussion with Mr. Prahl to adjust the balance of the IntelliSys Note to approximately $30,800 in connection with the Adjustment.

Additionally, the Company agreed to secure the payment of the IntelliSys Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Newtek Note (described below).

On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Lender Note is also secured by a mortgage on the properties of related parties and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 will be used for working capital, and $10,000 was paid in closing costs associated with the note.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,385,228 as of September 30, 2010, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of September 30, 2010, we owed approximately $1,108,629  in outstanding notes payable, which included $96,851 owed on our line of credit and an additional $260,024 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of September 30, 2010.  We also owed $296,100 to Star Financial (as described above) in connection with the June 2008 Note, $76,853 to Arthur A. Goes pursuant to the Note (described above) and $47,917 to Igenti, Inc. pursuant to the Note (described above) and $110,646 due on capitalized lease agreements, $50,000 due on the IntelliSys Note and $185 due on the Third Party Note. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes, the June 2008 Note, the Igenti Note, IntelliSys Note and Third Party Lender Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2010 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Note payables in connection with the acquisition of IntelliSys and due to Newtek are secured by a security interest in substantially all of IntelliSys and the Company.

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Newtek Note (described below).   On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 will be used for working capital, and $10,000 was paid in closing costs associated with the note.

If we default on the repayment of the IntelliSys Note and/or Third Party Lender Note, Mr. Prahl and/or Third Party Lender may enforce their security interest over the assets of IntelliSys and our assets which secure the repayment of such notes, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 and $264,107 for the years ended December 31, 2009 and 2008, respectively, and a net loss of $20,893 for the nine months ended September 30, 2010.  As of September 30, 2010, the Company had an accumulated deficit of $2,228,507 and negative working capital of $256,732.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Our success and the success of our products depend in part upon our ability to develop new products and enhance our existing products. Failure to successfully introduce new or enhanced products to the market may adversely affect our business.

We may not be successful in achieving market acceptance of our products. Any failure or delay in diversifying our existing product offerings could harm our business, results of operations and financial condition.

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

Our operating results,  are difficult to predict and fluctuate substantially from quarter to quarter and year to year, which may increase the difficulty of financial planning and forecasting and may result in declines in our stock price.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI, IntelliSys and our purchase of the AutoHire Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

Shaun Passley beneficially owns approximately 78% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents approximately 98% of our aggregate outstanding voting stock.  Mr. Passley, as majority shareholder, sole Director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2009, if we are late in our filings two additional times prior to December 31, 2011, or three times in any subsequent 24 month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement
10.12* 10.13* 10.14* 10.15*	Stock Purchase Agreement Promissory Note with Paul Paul Third Party Lender Note Third Party Lender Note Security Agreement
16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

(8)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 22, 2010	By: /s/ Shaun Passley
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

Date: November 22, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of EPAZZ, Inc. on Form 10-Q for the fiscal quarter ended September 30, 2010, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

Date:  November 22, 2010

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)