Form 10-K
period 2010-12-31
Epazz Inc
filed 2011-04-15
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer[ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was $304,483.

At April 15, 2011, there were 30,448,294 shares of the issuer's common stock outstanding.

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.Exhibits, Financial Statement Schedules	55

PART I
ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-K, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2010.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION AND INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS") UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.   During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010 the balance of this note has been forgiven and no amount is currently due.

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle.  Pursuant to the Consulting Agreement, we agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,962.70 per month, and Mr. McArdle agreed to provide consulting services for us.  We terminated the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, which agreement could be cancelled for any reason, and agreed to pay Mr. McArdle $5,925.40 in one lump sum.  Pursuant to the Consulting Agreement, Mr. McArdle agreed to not compete with the Company or our products anywhere in the nation for a period of two years following the closing of the Software Rights Agreement.

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

IntelliSys, Inc. Purchase

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and

(b)	The Company provided Mr. Prahl with a 6% Promissory Note in the amount of $50,000 (the “IntelliSys Note”), described in greater detail below.

Additionally, the Company agreed to assume an aggregate of approximately $47,794 in outstanding liabilities of IntelliSys in connection with the Closing.

The IntelliSys Purchase Agreement closed on September 30, 2010 (“Closing”), at which time Mr. Prahl delivered to the Company, 85 shares of IntelliSys stock, representing 100% of the issued and outstanding shares of IntelliSys (which are being held by Third Party Lender, pending repayment of the Third Party Lender IntelliSys Note, as described below).  Also at Closing, the Company delivered the Cash Consideration and the IntelliSys Note to Mr. Prahl.  As a result of the Closing, IntelliSys became a wholly-owned subsidiary of the Company.

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

Additionally, the Company agreed to secure the payment of the IntelliSys Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Third Party Lender Note (described below).

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

The following table presents the audited proforma results of continuing operations for the twelve months ending December 31, 2010 and 2009, as if the retained acquisition had been consummated at the beginning of each period presented.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009

Revenue	$720,011	$348,497

Operating Expenses
General and Administrative	712,005	365,912
Depreciation and Amortization	54,592	12,382
Total Operating Expense	766,597	378,294

Operating Income (Loss)	(46,586)	(29,797)

Other Income and Expense
Interest Income	58	-
Interest Expense	(19,690)	(739)
Total Other Income and Expense	(19,632)	(739)

Net Loss	(66,218)	(30,536)
Earnings Per Share

Our Products

The Company currently offers five primary product lines.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc. and the Company also offers the AutoHire software described below. Additionally, as described above, subsequent to September 30, 2010, the Company offers products through IntelliSys, described below.

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
.
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
•       Ability to customize reports using on MS Excel compatible spreadsheets to accommodate users’ specific needs.

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

Research and Development

Over the previous three years we have issued 100,000 Class A Common Shares to software developers in consideration for research and product development of BoxesOS.  The Company has spent no other resources on research and development activities for the fiscal years ended December 31, 2010 and December 31, 2009.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, including those of our wholly owned subsidiaries DFI, PRMI and Intellisys, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,461,027 as of December 31, 2010, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2010, we owed approximately $1,060,971  in outstanding notes payable, which included $108,095 owed on our capital leases;  $296,985 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of December 31, 2010.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, and $386,788 to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

We provided Igenti, the seller of the AutoHire Software with a $50,000 Promissory note in the original amount of $50,000 (the “Igenti Note”).  The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010. As of the date of this report, the Company is current with all Monthly Payments.   If we default on the repayment of the Igenti Note, Igenti may enforce its security interest over the rights to the Company’s AutoHire Software customers which secure the repayment of the Igenti Note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.  During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010 the balance of this note has been forgiven and no amount is currently due.

The Notes payable in connection with the acquisition of IntelliSys and due to Newtek are secured by a security interest in substantially all of the assets of IntelliSys and the Company.

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Newtek Note (described below).   On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  As of December 31, 2010, the Company had an accumulated deficit of $2,065,886 and negative working capital of $219,946.   Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth.

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

ITEM 2.  PROPERTIES

Our executive offices are located at 309 W. Washington Street Chicago, IL  60606.  The executive offices represent approximately 994 square feet.  We occupy this space under a lease agreement between Epazz, Inc. and Washington-Franklin, LLC which has a three year and three month term that began on April 10, 2010 and ends on June 30, 2013.  The monthly rent under the lease is $1,532.42 for the first year, $1,578.80 for the second year, and $1,626.02 for the third year.  The lease may be cancelled by the landlord with ninety (90) days prior written notice.

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

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Series A Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "EPAZ" since January 24, 2008. As of April 15, 2011, the Company had 30,448,294 shares of Series A Common Stock outstanding held by approximately 51 shareholders of record.

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

QUARTER ENDED	HIGH	LOW
December 31, 2010	$0.040	$0.014
September 30, 2010	$0.150	$0.034
June 30, 2010	$0.170	$0.030
March 31, 2010	$0.098	$0.047

December 31, 2009	$0.039	$0.003
September 30, 2009	$0.070	$0.040
June 30, 2009	$0.160	$0.070
March 31, 2009	$0.310	$0.100

As of April 15, 2011, the Company had 2,500,000 shares of Series B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Series B Common Stock.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

For the year ended December 31, 2010 we had revenue of $898,692 compared to revenue of $359,961 for the year ended December 31, 2009, an increase of $538,731 or 150% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.  The increase is also attributable to the sales generated by our subsidiary, IntelliSys, Inc., which was acquired in September 2010.

General and administrative expenses increased by $311,610 or 95% to $638,506 for the year ended December 31, 2010 compared to general and administrative expense of $326,896 for the year ended December 31, 2009.  The increase in general and administrative expense is due mainly to the increase in expenses from the newly acquired subsidiary IntelliSys, Inc.

We had depreciation and amortization expense of $106,245 for the year ended December 31, 2010 as compared to $34,826 for the year ended December 31, 2009, an increase of $71,419 or 205% from the prior period.  This increase is due the depreciation and amortization related to assets acquired in 2010.

Total operating expenses for the year ended December 31, 2010 were $744,751, compared to $361,722 for the year ended December 31, 2009, an increase of $383,029 or 106% from the prior period.  We had operating income of $153,941 for the year ended December 31, 2010 compared to operating loss of $1,761 for the year ended December 31, 2009, an increase of $155,702 from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.  The increase in operating income is also due to the revenue earned by the newly acquired subsidiary IntelliSys, Inc.

Interest expense was $74,408 for the year ended December 31, 2010 compared to $52,923 for the year ended December 31, 2009, a increase of $21,485 or 41% from the prior period. Interest expense increased due mainly to the interest charged on leased equipment acquired during 2010.

We had net income of $79,558 for the year ended December 31, 2010 compared to a net loss of $54,680 for the year ended December 31, 2009, an increase of $134,238 from the prior period.  The increase in net income was mainly due to the deferred revenue recognized during 2010 and  revenue received from the newly acquired subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $347,030 as of December 31, 2010, consisting of cash of $40,013, accounts receivable of $294,532, other current assets (security deposit) of $8,852 and deferred financing costs of $3,633.

We had non-current assets of $1,645,954 as of December 31, 2010, consisting of property and equipment, net of accumulated depreciation of $238,010;  intangible assets, net of accumulated amortization of $407,944,  and $1,000,000 of prepaid expense associated with the July 2010 stock issuances as described below.

We had total current liabilities of $566,976 as of December 31, 2010, consisting of $133,165 of accounts payable and accrued liabilities, $266,891 of deferred revenues, $55,800 of the current portion of capitalized leases and $111,120 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc. as described below.

We had negative working capital of $219,946 and a total accumulated deficit of $2,065,886 as of December 31, 2010.

We had total liabilities of $1,461,027 as of December 31, 2010, which included total current liabilities of $566,976 and long-term note payable, net of current portion of $275,668, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $269,985 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $217,822 for the year ended December 31, 2010, which was mainly due to $79,558 of net income and $260,870 in changes in current liabilities offset by $106,245 of depreciation and amortization expense, and $228,851 in changes to current and other assets.

We had $499,792 of net cash used in investing activities for the year ended December 31, 2010, which was due to purchase of property and equipment in connection with the Company’s recent business acquisitions.

We had $274,708 of net cash provided by financing activities during the year ended December 31, 2010, which represented net proceeds from loans payable and capitalized leases of $261,208, and $13,500 of net proceeds from related party loans.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5%, resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  On June 5, 2010 the line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At December 31, 2010 the balance on this unsecured loan was $95,430.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear no interest and are due at an undetermined future date.  During the year ended December 31, 2010, we borrowed an additional $13,500 from Mr. Passley and other related parties.  At December 31, 2010, the total principal outstanding was $566,088.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of December 31, 2010.

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.  During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010 the balance of this note has been forgiven and no amount is currently due.

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

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of $28,301 due on the due date of the IntelliSys Note, subject to the requirements of the Newtek Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.  The  IntelliSys Purchase Agreement also provided that the amount of the IntelliSys Note would be adjusted on a dollar for dollar basis based on IntelliSys’ balance sheet prior to and subsequent to closing and any undisclosed liabilities which the Company becomes aware of (the “Adjustment”).  As of the date of this filing, the Company is currently in discussion with Mr. Prahl to adjust the balance of the IntelliSys Note to approximately $28,384 in connection with the Adjustment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Epazz, Inc.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. Epazz Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/Lake & Associates, CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 15, 2011

EPAZZ, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$40,013	$47,275
Accounts Receivable	294,532	74,533
Deferred Financing Cost, Current	3,633	3,334
Other Current Assets	8,852	-
Total Current Assets	347,030	125,142

Property and Equipment, net	238,010	2,949
Intangible Assets, net	407,944	399,578
Deferred Financing Cost	-	3,633
Prepaid Expense	1,000,000	-
TOTAL ASSETS	$1,992,984	$531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$133,165	$35,898
Deferred Revenue	266,891	103,288
Current Portion of Capitalized Lease	55,800	-
Current Portion of Long Term Debt	111,120	76,436
Total Current Liabilities	$566,976	$215,622

Loan payable, net of current portion	275,668	57,242
Related Party Loan Payable – Star Financial	296,103	296,100
Other Related Party Loan Payable	269,985	269,985
Long-term line of credit	-	100,000
Capitalized Lease, net of current portion	52,295	-
Total Liabilities	$1,461,027	$925,449

STOCKHOLDERS' EQUITY
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	544,829

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	1,028,014
Accumulated Deficit	(2,065,886)	(1,991,990)
Total Stockholders' Equity	531,957	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,992,894	$531,302

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Revenue	898,692	359,961

Operating Expenses
General and Administrative	638,506	326,896
Depreciation and Amortization	106,245	34,826

Total Operating Expense	744,751	361,722

Operating Income (Loss)	153,941	(1,761)

Other Income and Expense
Interest Income	25	4
Interest Expense	(74,408)	(52,923)
Total Other Income and Expense	(74,383)	(52,919)

Net Income (Loss)	79,558	(54,680)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2010 and 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	3,948,294	$39,483	2,500,000	$25,000	$1,396,360	$(1,937,310)	$(476,467)
Net Loss						$(54,680)	$(54,680)
Shares Issued	19,000,000	$19,000			$158,000)		$177,000
Shares Cancelled	(4,000,000)	$(4,000)			(36,000)		$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Stock Issuance	25,000,000	$250,000			750,000		1,000,000
Net Income						$79,558	$79,558
Accumulated Deficit of acquired subsidiary						(153,454)	(153,454)
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(2,065,886)	$531,957

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$79,558	$(54,680)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	102,911	30,568
Decrease in Deferred Financing Costs	3,334	4,258
Change in Accounts Receivable	(219,999)	(39,235)
Change in Other Assets	(8,852)	-
Expenses Paid by Stock Options	-	131,000
Change in Current Liabilities and Deferred Revenue	260,870	(24,284)
Net cash provided by operating activities	$217,822	$47,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Assets	(346,338)	$(883)
Acquisition	(153,454)	-
Net cash used for investing activities	(499,792)	$(883)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capitalized Leases	(131,627)	$(71,279)
Payments on Notes Payable- Related Party	(156,871)
Proceeds from Loan Payable and Capitalized Leases	392,835
Proceeds from Related Party Loan Payable	170,371	66,323
Net cash provided by (used for) financing activities	$274,708	$(4,956)

NET CHANGE IN CASH	$(7,262)	$41,788

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$40,013	$47,275
Supplemental Disclosures:
Interest paid	$24,563	$11,894
Non-cash transaction: Common Stock issued in payment of interest and compensation	$1,000,000	-
Note payable converted to stock		6,000

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying interim financial statements of Epazz, Inc. (“Epazz”), an Illinois corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Epazz’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2010.

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

NOTE 2 – GOING CONCERN

As of December 31, 2010, Epazz had an accumulated deficit of $2,065,886 and  working capital of $74,777. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$480,720
Other intangible assets	3 years	37,966
Total Intangible Assets		518,686
Less: accumulated amortization		(113,906)
Intangible assets, net		404,780

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the twelve months ended December 31, 2010, Epazz borrowed an additional $13,500 from related parties.  As of December 31, 2010, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of December 31, 2010.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  On June 5, 2010 this line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At December 31, 2010 the balance on this unsecured loan was $95,430.

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

As part of the purchase of the AutoHire software product,  Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note is payable in monthly installments of $416 beginning May 5, 2010.  A final payment of $40,000 is due on May 5, 2010. Until such time as this Note is paid in full.

NOTE 7 – LEASE OBLIGATIONS

As part of the purchase of the AutoHire software product and associated assets acquired, the Company entered into two separate capital lease agreements.  The first lease calls for monthly lease payments of $2,238 with two months paid in advance and the remaining payments over 46 months.  The second lease calls for monthly lease payments of $2,221 for 36 months.

Future minimum lease payments are as follows:

                    Twelve months ended December 31, 2010
2011	$30,908
2012	53,508
2013	46,845
2014	11,190

Total	$142,451

NOTE 8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued, and no such events have occurred.

NOTE 9.   AQUISITIONS

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

The following table presents the audited proforma results of continuing operations for the twelve months ending December 31, 2010 and 2009, as if the retained acquisition had been consummated at the beginning of each period presented.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009

Revenue	$720,011	$348,497

Operating Expenses
General and Administrative	712,005	365,912
Depreciation and Amortization	54,592	12,382
Total Operating Expense	766,597	378,294

Operating Income (Loss)	(46,586)	(29,797)

Other Income and Expense
Interest Income	58	-
Interest Expense	(19,690)	(739)
Total Other Income and Expense	(19,632)	(739)

Net Loss	(66,218)	(30,536)
Earnings Per Share

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

ITEM 9A.  CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our Chief Executive Officer and the Chief Financial Officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to him.

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

Based upon an evaluation conducted for the period ended December 31, 2009, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2010, and the date of this Report, has concluded that as of the end of the period covered by this report, we have identified the following material weakness of our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

·	Lack of sufficient accounting staff, which results in a lack of segregation of duties necessary for a good system of internal control.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of April 15, 2011 are as follows:

NAME	AGE	POSITION

Shaun Passley	32	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	39	Secretary

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

Directors Qualifications:

Mr. Passley is a college graduate with three masters degrees in software, information technology and an MBA. Mr. Passley has 10 years experience in software industry.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for EPAZZ, Inc. for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shaun Passley President, Chief Executive Officer,	2010	$30,000	-	-	-	-	-	-	$30,000
Chief Financial Officer and	2009	$30,000	-	-	-	-	-	-	$30,000 (1)
Chairman of the Board of Directors

Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2010 and 2009.

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

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Passley, determines the compensation given to our executive officers in its sole determination. Mr. Passley in his capacity as our sole Director has the power to set his own compensation, without the required approval of any other individual or shareholder. Additionally, our Board of Directors, currently consisting solely of Mr. Passley, reserves the right to issue our executives shares of Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of Class A common stock as of April 15, 2011, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

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

(1) The percent of class is based on 30,448,294 shares of our Class A common stock issued and outstanding as of April 15, 2011, and 2,500,000 shares of our Class B common stock issued and outstanding as of April 15, 2011.

(2) Based upon his ownership of Class A Common Stock and Class B Common Stock Shaun Passley controls 95.7% of our voting stock.
(3) Includes 500 shares held in the name of IT Business Solutions Group, Inc., which entity is now defunct and which shares Mr. Passley beneficially owns.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $75,495, due at an undetermined future date..  The maturity date of the note was June 4, 2013.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

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

We borrow money from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  As of December 31, 2009 the loans bear no annual interest.  During the year ended December 31, 2010, we borrowed an additional $13,500 from our Chief Executive Officer and other related parties.  At December 31, 2010, the total principal outstanding was $270,485; no interest is being accrued

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees:  The aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements and for the review of the Company's financial information included in its quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements during the fiscal years ended December 31, 2010 and 2009 were $23,250 and $27,140, respectively.

Audit Related Fees:  The aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements for the fiscal years ended December 31, 2010 and 2009 were $5,645 and $7,000, respectively.

Tax Fees:  The aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning during years 2010 and 2009 were $585 and $1,277, respectively.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement

10.12(9)	Stock Purchase Agreement

10.13(9)	Promissory Note with Paul Prahl

10.14(9)	Third Party Lender Note

10.15(9)	Third Party Lender Note Security Agreement

16.1(4)	Letter from Malone & Bailey, PC

21.1*	Subsidiaries

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference

(8)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

(9)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, Inc.

DATED: April 15, 2011	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director