Form 10-Q
period 2011-03-31
Epazz Inc
filed 2011-05-23
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   [  ] No   [X]

At May 23, 2011, there were 30,448,294 shares of the issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$105,378	$40,013
Accounts Receivable	134,514	294,532
Deferred Financing Cost, Current	2,955	3,633
Other Current Assets	8,852	8,852
Total Current Assets	251,699	347,030

Property and Equipment, net	222,383	238,010
Intangible Assets, net	400,544	407,944
Deferred Financing Cost	-	-
Prepaid Expense	1,000,000	1,000,000
TOTAL ASSETS	$1,874,626	$1,992,984

LIABILITIES
Accounts Payable and Accrued Liabilities	$108,667	$133,165
Deferred Revenue	210,257	266,891
Current Portion of Capitalized Lease	54,224	55,800
Current Portion of Long Term Debt	81,607	111,120
Total Current Liabilities	$454,755	$566,976

Loan payable, net of current portion	$257,675	$275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	255,957	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,316,785	$1,461,027

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360

Accumulated Deficit	(2,040,002)	(2,065,886)
Total Stockholders' Deficit	557,841	531,957

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,874,626	$1,992,984

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010

Revenue	206,183	50,760

Operating Expenses
General and Administrative	145,671	81,238
Depreciation and Amortization	23,706	9,684

Total Operating Expense	169,377	90,922

Operating Profit/(Loss)	36,806	(40,162)

Other Income and Expense
Interest Income	15	-
Interest Expense	(10,937)	(4,115)
Total Other Income and Expense	(10,922)	(4,115)

Net Income/(Loss)	25,884	(44,277)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$25,884	(44,277)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	23,706	9,684
Change in Accounts Receivable	160,018	54,812
Change in Other Assets	-	(3,252)
Change in Accounts Payable	(24,498)	12,993
Change in Deferred Revenue	(56,634)	(28,046)
Net cash provided by operating activities	$128,476	1,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(20,157)
Net cash used for investing activities	-	(20,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$(49,082)	(18,638)
Repayment of Related Party Loan Payable	(51,294)	(3,771)
Proceeds from Related Party Loan Payable	37,265	-
Net cash used for financing activities	$(63,111)	(22,409)

NET CHANGE IN CASH	$65,365	(40,652)

CASH AT BEGINNING OF PERIOD	40,013	47,275

CASH AT END OF PERIOD	$105,378	6,623
Supplemental Disclosures:
Interest paid	$(10,937)	$(4,115)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity

As of March 31, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2006	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,937,310)	$ (476,467)
Net Loss						$ (54,680)	$ (54,680)
Shares Issued	19,000,000	$ 190,000			$ (13,000)		$ 177,000
Shares Cancelled	(4,000,000)	$ (40,000)					$ (40,000)
Balance at December 31, 2009	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (1,991,990)	$ (394,147)
Stock Issuance	25,000,000	$ 250,000			750,000		1,000,000
Net Income						$ 79,558	$ 79,558
Accumulated Deficit of acquired subsidiary						(153,454)	(153,454)
Balance at December 31, 2010	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 2,268,360	$ (2,065,886)	$ 531,957
Net Income						25,884	25,884
Balance at March 31, 2011	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 2,268,360	(2,040,002)	557,841

See notes to consolidated financial statements.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

NOTE 2 – GOING CONCERN

As of March 31, 2011, Epazz had an accumulated deficit of $2,040,002 and a working capital deficit of $203,056. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Other intangible assets	15 years	37,966
Total Intangible Assets		518,686
Less: accumulated amortization		(118,142)
Intangible assets, net		400,544

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the three months ended March 31, 2011, Epazz borrowed an additional $37,265 from related parties.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of March 31, 2011.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  On June 5, 2010 this line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At March 31, 2011 the balance on this unsecured loan was $94,506.

NOTE 6 – LONG-TERM NOTES PAYABLE

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013.  In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. The modification also provided that no interest would be due on the loan until August 1, 2011.

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

As part of the purchase of the AutoHire software product, Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note is payable in monthly installments of $416 beginning May 5, 2010.  At March 31, 2011, the balance of this note was $0.

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

Future minimum lease payments are as follows:

                    Twelve months ended June 30

2011

$30,908

2012

  53,508

2013

  46,845

2014

  11,190

Total

$142,451

NOTE 8 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date which the financial statements were available to be issued, and no such events have occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2011.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION AND INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS") UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement.  The purchase price for the AutoHire Software was $170,000 payable as follows:

1) $120,000 in cash at the closing (which occurred February 1, 2010); and

2) $50,000 in the form of a promissory note (the “Igenti Note), which has been paid to date.

The Igenti Note did not bear interest and was payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 was due and payable.   During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010, the balance of this note has been forgiven and no amount is currently due.

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

IntelliSys, Inc. Purchase

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and

(b)	The Company provided Mr. Prahl with a 6% Promissory Note in the amount of $30,816 (the “IntelliSys Note”), described in greater detail below.

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

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of the remaining amount due on the due date of the

IntelliSys Note, subject to the requirements of the Newtek Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.

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

The following table presents the unaudited proforma results of continuing operations for the three months ended March 31, 2010 as if the retained acquisition had been consummated at the beginning of the year.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

Three Months Ending 3/31/2010

Revenue	$ 112,703

Operating Expenses
General and Administrative	169,203
Depreciation and Amortization	9,684
Total Operating Expense	178,887

Operating Loss	(66,184)

Other Income and Expense
Interest Income	-
Interest Expense	(4,478)
Total Other Income and Expense	(4,478)

Net Loss	(70,662)

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

Services include:

·Single sign-on: Provides a powerful single-sign-on with security procedure to product users' information and identity.

• Course Management System: Manage distance, traditional courses and Calendar.

• Enterprise Web Site Content Management: Manage public sites with multi contributors.

• Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.

• Email Management: Email server and web client.

• nstant Messenger Services: Instant messaging and alerts.

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

•       Local Factor Analysis.

•       Automate Energy Billing Audits.

•       Determine Changes in Energy Usage Patterns.

•       Setting Saving Targets and Tracking Progress.

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with Mr. Goes and the IntelliSys Note (where required) and the Third Party Lender Note as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

For the three months ended March 31, 2011, we had revenues of $206,183 compared to revenue of $50,760 for the three months ended March 31, 2010, an increase of $155,423 or 306% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $64,433 or 79% to $145,671 for the three months ended March 31, 2011, compared to general and administrative expense of $81,238 for the three months ended March 31, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies as described in greater detail above.

We had depreciation and amortization expense of $23,706 for the three months ended March 31, 2011, compared to $9,684 for the three months ended March 31, 2010, a increase of $14,022 or 145% from the prior period.  This increase is due the recent software purchase related to the purchase of the Company’s newly acquired subsidiaries.

Total operating expenses for the three months ended March 31, 2011 were $169,377, compared to $90,922 for the three months ended March 31, 2010, an increase of $78,455 or 86% from the prior period.

We had operating income of $36,806 for the three months ended March 31, 2011, compared to an operating loss of $40,162 for the three months ended March 31, 2010, an increase of $76,968 or 192% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $10,937 for the three months ended March 31, 2011 compared to $4,115 for the three months ended March 31, 2010, an increase of $6,822 or 166% from the prior period. Interest expense increased for the three months ended March 31, 2011 due to the increase in company loans payable at March 31, 2011 as compared to March 31, 2010, offset by the fact that certain of our related party loans were modified in April 2010 to cease accruing interest (as described below).

We had a net income of $25,884 for the three months ended March 31, 2011 compared to a net loss of $44,277 for the three months ended March 31, 2010, a increase of $70,161 or 158% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $251,699 as of March 31, 2011, consisting of cash of $105,378, accounts receivable of $134,514, other current assets (representing a security deposit) of $8,852 and current deferred financing costs of $2,955.

We had non-current assets of $1,622,927 as of March 31, 2011, consisting of property and equipment, net of accumulated depreciation of $222,383; intangible assets, net of accumulated amortization of $400,544, and $1,000,000 of prepaid expense associated with the July 28, 2010 stock issuance.

We had total current liabilities of $454,755 as of March 31, 2011, consisting of $108,667 of accounts payable and accrued liabilities, $210,257 of deferred revenues, $54,224 of the current portion of capitalized leases and $81,607 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of DFI, PRMI and InteliSys, Inc.

We had negative working capital of $203,056 and a total accumulated deficit of $2,040,002 as of March 31, 2011.

We had total liabilities of $1,316,785 as of March 31, 2011, which included total current liabilities of $454,755 and long-term note payable, net of current portion of $257,675, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $255,957 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $128,476 for the three months ended March 31, 2011, which was mainly due to $25,884 of net income, $160,018 of change in accounts receivable, and $23,706 of depreciation and amortization offset by $24,498 of change in accounts payable and $56,634 of change in deferred revenue.

We had no net cash used in investing activities for the three months ended March 31, 2011.

We had $63,111 of net cash used for financing activities during the three months ended March 31, 2011, which represented the repayment of $49,082 in long term debt and capital leases; $51,294 of repayment of related party loans payable, and $37,265 of proceeds from related party loans.

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  On June 5, 2010 this line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At March 31, 2011 the balance on this unsecured loan was $94,506.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear no interest and are being repaid as funds become available.  During the three months ended March 31, 2011, we borrowed an additional $37,265 from Mr. Passley and other related parties. During the three months ended March 31, 2011 we also repaid $51,294 to Mr. Passley and other related parties.   At March 31, 2011, the total principal outstanding of these loans was $255,957.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of March 31, 2011.

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

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013, which has since been extended and which repayment terms have since been amended as provided below.  In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.   In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.  The modification also provided that no interest would be due on the loan until August 1, 2011.

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

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s

AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”).  The $170,000 purchase price included $50,000 in the form of a promissory note (the “Igenti Note), which has been satisfied to date.

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

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price included $125,000 in cash (the “Cash Consideration”) and a note for $30,816 (the “IntelliSys Note”, described below).  Additionally, the Company agreed to assume an aggregate of approximately $28,137.76 in outstanding liabilities of IntelliSys in connection with the Closing.

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

Revenue for the Relevant Year	Earn-Out
$0 to $350,000	$ 0
$350,000.01 to $380,000	$ 6,675
$380,000.01 to $395,000	$ 10,012.50
$395,000.01 or more	$ 13,350

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

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of the remaining amount due on the due date of the IntelliSys Note, subject to the requirements of the Newtek Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.

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

Based upon an evaluation conducted for the period ended December 31, 2010, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2010, concluded that we have the following material weakness in our internal controls:

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,316,785 as of March 31, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of March 31, 2011, we owed approximately $997,861 in outstanding notes payable, which included $445,801 payable to third parties, and $255,957 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of March 31, 2011.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes, the June 2008 Note, the IntelliSys Note and the Third Party Lender Note, as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2011 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  The Company had net income of $79,558 for the year ending December 31, 2010 and net income of $25,884 for the three months ended March 31, 2011.  As of March 31, 2011, the Company had an accumulated deficit of $2,040,002 and negative working capital of $203,056.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement

10.12(9)	Stock Purchase Agreement

10.13(9)	Promissory Note with Paul Prahl

10.14(9)	Third Party Lender Note

10.15(9)	Third Party Lender Note Security Agreement

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

(8)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

(9)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

(10)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

(11)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 23, 2011	By: /s/ Shaun Passley
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

Date:  May 23, 2011

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of EPAZZ, Inc. on Form 10-Q for the fiscal quarter ended March 31, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

Date:  May 23, 2011

By: /s/ Shaun Passley

Shaun Passley

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)