Form 10-Q
period 2011-06-30
Epazz Inc
filed 2011-08-17
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(312) 955-8161

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ¨    No  [X]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ¨                                                    Accelerated filer   ¨

Non-accelerated filer  ¨                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ¨ No   [X]

The number of shares of the issuer’s Series A common stock outstanding as of June 30, 2011 ___, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of June 30, 2011 and Restated December 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$89,858	40,013
Accounts Receivable	201,950	294,532
Deferred Financing Cost, Current	2,342	3,633
Other Current Assets	8,852	8,852
Total Current Assets	303,002	347,030

Property and Equipment, net	201,124	238,011
Intangible Assets, net	355,178	369,978
Goodwill	253,588	253,588
Prepaid Expense	1,000,000	1,000,000
TOTAL ASSETS	$2,112,892	2,208,607

LIABILITIES
Accounts Payable and Accrued Liabilities	$116,151	153,939
Deferred Revenue	204,928	266,891
Current Portion of Capitalized Lease	50,641	55,800
Current Portion of Long Term Debt	61,731	111,120
Total Current Liabilities	$433,451	587,750

Loan payable, net of current portion	$257,675	275,667
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	261,914	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,301,438	1,481,800

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360
Accumulated Deficit	(1,786,389)	(1,871,036)
Total Stockholders' Equity	811,454	726,807

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,112,892	2,208,607

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	282,707	131,382	487,129	182,142

Operating Expenses
General and Administrative	180,798	68,647	324,709	149,885
Depreciation and Amortization Expense	29,271	19,505	52,978	29,189

Total Operating Expense	210,069	88,152	377,687	179,074
Operating Profit	72,638	43,230	109,442	3,068

Other Income and Expense
Interest Income	12	45	27	45
Interest Expense	(13,882)	(7,772)	(24,820)	(11,887)
Total Other Income and Expense	(13,870)	(7,727)	(24,793)	(11,842)

Net Income/(Loss)	58,768	35,503	84,647	(8,774)
Basic and diluted net loss per common share

Weighted average common shares outstanding

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 84,647	(8,774)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,978	30,979
Change in Accounts Receivable	92,582	(13,268)
Change in Other Assets	-	(4,302)
Change in Accounts Payable	(37,787)	(417)
Change in Deferred Revenue	(61,963)	10,807
Net cash provided by operating activities	$ 130,457	15,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(186,188)
Net cash used for investing activities	-	(186,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (72,541)	(46,105)
Repayment of Related Party Loan Payable	(74,601)	-
Proceeds from Capital Leases	-	177,019
Proceeds from Related Party Loan Payable	66,530	7,208
Net cash (used for) provided by financing activities	$ (80,612)	138,122

NET CHANGE IN CASH	$ 49,845	(33,041)

CASH AT BEGINNING OF PERIOD	40,013	47,274

CASH AT END OF PERIOD	$ 89,858	14,233
Supplemental Disclosures:
Interest paid	$ (13,615)	$ (7,987)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity

As of June 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2006	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,041,014	$ (1,937,310)	$ (476,467)
Net Loss						$ (54,680)	$ (54,680)
Shares Issued	19,000,000	$ 190,000			$ (13,000)		$ 177,000
Shares Cancelled	(4,000,000)	$ (40,000)					$ (40,000)
Balance at December 31, 2009	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (1,991,990)	$ (394,147)
Stock Issuance	25,000,000	$ 250,000			750,000		1,000,000
Net Income						$ 120,954	$ 120,954
Balance at December 31, 2010	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 2,268,360	$ (1,871,036)	$ 726,807
Net Income						$ 84,647	$ 84,647
Balance at June 30, 2011	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 2,268,360	(1,786,389)	811,454

See notes to consolidated financial statements.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

NOTE 2 – GOING CONCERN

As of June 30, 2011, Epazz had an accumulated deficit of $1,779,648 and a working capital deficit of $130,652. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 480,720
Less: accumulated amortization		(125,542)
Intangible assets, net		355,178

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the six months ended June 30, 2011, Epazz borrowed an additional $66,530 from related parties.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of June 30, 2011.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  On June 5, 2010 this line of credit was converted to an unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At June 30, 2011 the balance on this unsecured loan was $93,559.

NOTE 6 – LONG-TERM NOTES PAYABLE

On June 4, 2008, the Company issued a note payable in the amount of $296,103 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time).  The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $106,951, originally due and payable beginning on December 1, 2009 and a maturity date of June 4, 2013.  In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method.  The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described below.

As part of the acquisition of Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this Note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid. As of June 30, 20111 this note has been paid in full

As part of the purchase of the AutoHire software product, Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note is payable in monthly installments of $416 beginning May 5, 2010.  As of  June 30, 2011 this note has been paid in full.

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

NOTE 9 – ACQUISITION

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2011.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION AND INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS") UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all of its required Monthly Payments. As June 30, 2011 this note has been paid in full.

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

Recent Events

Convertible Note Fundings

On May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note  in the amount of $50,000 (the “Convertible Note”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on February 28, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the Convertible Note described in the paragraph above (collectively the “Convertible Notes”), except that the maturity date of such note was March 30, 2012.

On July 28, 2010, the Company initiated a 10 for 1 stock split.  The result was $5,448,294 shares of common stock issued and outstanding.

On July 28, 2010 the Company issued 20,000,000 shares of .01 par common stock to Shaun Passley for prepaid compensation.  Shaun Passley will begin to earn these shares when the company reports revenue of $2 million on the 10k.

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Vivienne Passley for prepaid interest.  Shaun Passley will begin to earn these shares on July 29, 2012.

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Fay Passley for prepaid interest.  Shaun Passley will begin to earn these shares on July 29, 2012.

As a result of the above mentioned stock split and stock issuances the resulting outstanding shares of common stock as of June 30, 2011 was 30,448,294.

On September 30, 2010, Epazz, Inc. acquired the net assets of IntelliSys, Inc. for $30,816.  The purchase was made with a 10 year note payable with a 6% interest rate and a $125,000 cash payment.  Under the acquisition method of accounting the assets and liabilities were recorded at their respective fair values as of the purchase date as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	183,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	253,588	Deferred Revenue	28,820

Total Assets	274,406	Total Liabilities and Equity	274,406

The following table presents the unaudited proforma results of continuing operations for the three and six months ended June 30, 2010 as if the retained acquisition had been consummated at the beginning of the year.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

	Three Months Ending 6/30/2010	Six Months Ending 6/30/2010

Revenue	$ 196,825	$ 309,528

Operating Expenses
General and Administrative	129,056	298,260
Depreciation and Amortization	19,505	29,189
Total Operating Expense	148,561	327,449

Operating Income (Loss)	48,264	(17,921)

Other Income and Expense
Interest Income	45	45
Interest Expense	(8,047)	(12,525)
Total Other Income and Expense	8,002	(12,480)

Net Income (Loss)	$ 40,262	$ (30,401)

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

•       Work order management.

•       Inventory and purchasing.

•       Manufacture and vendor records.

•       Parts inventory.

Features

•       Ability to track maintenance costs by center, department, and location.

•       Ability to customize user interface sorting by location, equipment type, department, cost center, manufacturer or vendor.

•       Ability to customize reports using  MS Excel compatible spreadsheets to accommodate users’ specific needs.

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

•       Normalize energy variables creating benchmarking variables.

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

•       Local Factor Analysis.

•       Automate Energy Billing Audits.

•       Determine Changes in Energy Usage Patterns.

•       Setting Saving Targets and Tracking Progress.

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making the Monthly Payments on our Note with the IntelliSys Note (where required), the Third Party Lender Note and Convertible Notes as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

For the three months ended June 30, 2011 we had revenue of $282,707 compared to revenue of $131,382 for the three months ended June 30, 2010, an increase of $151,325 or 115% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $112,150 or 163% to $180,798 for the three months ended June 30, 2011 compared to general and administrative expense of $68,647 for the three months ended June 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies.

We had depreciation and amortization expense of $29,271 for the three months ended June 30, 2011 compared to $19,505 for the three months ended June 30, 2010, an increase of $9,766 or 50% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the three months ended June 30, 2011 were $210,069, compared to $88,152 for the three months ended June 30, 2010, an increase of $121,917 or 138% from the prior period.

We had operating income of $72,638 for the three months ended June 30, 2011 compared to operating income of $43,230 for the three months ended June 30, 2010, an increase of $29,408 or 68% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $13,882 for the three months ended June 30, 2011 compared to $7,772 for the three months ended June 30, 2010, an increase of $6,110 or 79% from the prior period. Interest expense increased for the three months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010, as described below under “Liquidity and Capital Resources”.

We had a net income of $58,768 for the three months ended June 30, 2011 compared to a net income of $35,503 for the three months ended June 30, 2010, an increase of $23,265 or 66% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

For the six months ended June 30, 2011 we had revenue of $487,129 compared to revenue of $182,142 for the six months ended June 30, 2010, an increase of $304,987 or 167% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $174,824 or 117% to $324,709 for the six months ended June 30, 2011 compared to general and administrative expense of $149,885 for the six months ended June 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s acquisitions, as described above.

We had depreciation and amortization expense of $52,978 for the six months ended June 30, 2011 compared to $29,189 for the six months ended June 30, 2010, an increase of $23,789 or 81% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the six months ended June 30, 2011 were $377,689, compared to $179,074 for the six months ended June 30, 2010, an increase of $198,613 or 111% from the prior period.

We had operating income of $109,442 for the six months ended June 30, 2011 compared to operating income of $3,068 for the six months ended June 30, 2010, an increase of $106,374 or 3467% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $24,820 for the six months ended June 30, 2011 compared to $11,887 for the six months ended June 30, 2010, an increase of $12,933 or 109% from the prior period. Interest expense increased for the six months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010, as described below under “Liquidity and Capital Resources.

We had a net income of $84,647 for the six months ended June 30, 2011 compared to a net loss of $8,774 for the six months ended June 30, 2010, an increase in net income of $93,421 or 1065% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $303,002 as of June 30, 2011, consisting of cash of $89,858, accounts receivable of $201,950, other current assets (security deposit) of $8,852 and current deferred financing costs of $2,342.

We had non-current assets of $1,809,890 as of June 30, 2011, consisting of property and equipment, net of accumulated depreciation of $201,124; intangible assets, net of accumulated amortization of $355,178, goodwill resulting from the purchase of IntelliSys of $253,588 and $1,000,000 of prepaid expense associated with the July 2010 stock issuances described below.

We had total current liabilities of $433,451 as of June 30, 2011, consisting of $116,151 of accounts payable and accrued liabilities, $204,879 of deferred revenues, $50,641 of the current portion of capitalized leases and $61,731 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc.

We had negative working capital of $130,449 and a total accumulated deficit of $1,786,389 as of June 30, 2011.

We had total liabilities of $1,301,438 as of June 30, 2011, which included total current liabilities of $433,451 and long-term note payable, net of current portion of $257,675, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $261,914 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $130,457 for the six months ended June 30, 2011, which was mainly due to $84,647 of net income, $92,582 in changes in accounts receivable and $52,978 of deferred revenue and change in accounts payable, offset by $61,963 of in changes to deferred revenue and $37,787 in changes in current liabilities

We had $80,612 of net cash used for financing activities during the six months ended June 30, 2011, which represented the $72,541 repayment of long term debt and capital leases and $74,601 of repayment of related party loans payable offset by $66,530 of proceeds from related party loans.

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expired on July 5, 2010.  On June 5, 2010 this line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At June 30, 2011 the balance on this unsecured loan was $93,559.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear no interest and are being repaid as funds become available.  During the six months ended June 30, 2011, we borrowed an additional $66,530 from Mr. Passley and other related parties. During the six months ended June 30, 2011 we also repaid $74,601 to Mr. Passley and other related parties.   At June 30, 2011, the total principal outstanding was $261,914.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of June 30, 2011.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI.  As of June 30, 2011, this note has been paid in full.

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

On May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $50,000 (the “Convertible Note”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on February 28, 2012.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is

151 days and prior to 180 days after the issuance date.  After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the Convertible Note described in the paragraph above (collectively the “Convertible Notes”), except that the maturity date of such note was March 30, 2012.

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

Based upon an evaluation conducted for the period ended December 31, 2010, Shaun Passley who is our Chief Executive Officer and Chief Financial Officer (which duties include that of principal accounting officer) as of December 31, 2010, and the date of this Report, concluded that we have the following material weakness in our internal controls:

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,301,438 as of June 30, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of June 30, 2011, we owed approximately $980,359  in outstanding notes payable, which included $422,342 payable to third parties $261,914 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of June 30, 2011.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make the Monthly Payments on our Note with Mr. Goes, the June 2008 Note, the IntelliSys Note, the Third Party Lender Note and the Convertible Notes (if such notes are not converted into shares of our common stock), each as described above.   We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2011 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Notes payable in connection with the acquisition of IntelliSys and due to Third Party Lender are secured by a security interest in substantially all of the assets IntelliSys and the Company.

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

Pursuant to Rule 144 of the Securities Act of 1933, as amended (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets.  We do not currently believe that we are a “shell company” or a former “shell company” however, we may be deemed to be a “shell company” or a former “shell company.” If we are deemed to be a “shell company” pursuant to Rule 144, sales of our securities pursuant to Rule 144 will not be able to be made until 1) we have ceased to be a “shell company; 2) we are subject to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and have filed all of our required periodic reports for the prior one year period; and a period of at least twelve months has elapsed from the date “Form 10 information” has been filed with the Commission reflecting the Company’s status as a non-“shell company.”  Because none of our securities will be able to be sold pursuant to Rule 144, until at least a year after we cease to be a “shell company” (as described in greater detail above), or in the event we were a former “shell company”, unless we continue to timely file reports with the Commission, any securities we issue to consultants, employees, in consideration for services rendered or for any other purpose will have no liquidity in the event we are deemed to be a “shell company” or a former “shell company” and if we cease filing with the Commission, until and unless such securities are registered with the Commission and/or until a year after we cease to be a “shell company” and have complied with the other requirements of Rule 144, as described above.  As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash.  Furthermore, it will be harder for us to raise funding through the sale of debt or equity securities unless we agree to register such securities with the Commission, which could cause us to expend additional resources in the future.  If we are deemed to be a “shell company” or former “shell company” it could prevent us from raising additional funds, engaging consultants using our securities to pay for any acquisitions, which could cause the value of our securities, if any, to decline in value or become worthless.

We have a history of losses and we anticipate that our expenses will dramatically increase as we execute our business plan. Thus, we will likely experience continued losses in the near future and may not ever achieve or maintain profitability.

The Company has yet to generate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  The Company had  net income of $79,558 for the year ending December 31, 2010 and net income of $84,647 for the six months ended June 30, 2011.  As of June 30, 2011, the Company had an accumulated deficit of $1,786,389 and negative working capital of $130,449.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. We currently plan to raise additional funding through the sale of debt or equity securities (similar to the Convertible Notes), which would cause a significant increase in the number of outstanding shares which we currently have, and would cause immediate and substantial dilution to our existing shareholders.  Additionally in the future, shareholders, including our President and Chief Executive Officer, and any shareholders who purchase shares in the future may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations, which may decrease the trading value of our common stock.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI and IntelliSys, and our purchase of the AutoHire Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

The Convertible Notes are convertible into shares of our common stock at a discount to market.

The conversion price of the $87,500 in outstanding Convertible Notes is equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date.  As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The issuance and sale of common stock upon conversion of the Convertible Notes may depress the market price of our common stock.

As sequential conversions of the Convertible Notes and sales of such converted shares take place, the price of our common stock may decline, and as a result, the holder of the Convertible Notes will be entitled to receive an increasing number of shares in connection with its conversions, which shares could then be sold in the market, triggering further price declines and conversions for even larger numbers of shares, to the detriment of our investors. The shares of common stock which the Convertible Notes are convertible into may be sold without restriction pursuant to Rule 144. As a result, the sale of these shares may adversely affect the market price, if any, of our common stock.

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at a discount to market of 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

The issuance of common stock upon conversion of the Convertible Notes will cause immediate and substantial dilution.

The issuance of common stock upon conversion of the Convertible Notes will result in immediate and substantial dilution to the interests of other stockholders since the holder of the Convertible Notes may ultimately receive and sell the full amount of shares issuable in connection with the conversion of such Convertible Notes. Although the Convertible Notes may not be converted if such conversion would cause the holder thereof to own more than 4.99% of our outstanding common stock (subject to 61 days written notice of such holder’s intent to waive such restriction), this restriction does not prevent the holder of the Convertible Notes from converting some of its holdings, selling those shares, and then converting the rest of its holdings, while still staying below the 4.99% limit. In this way, the holder of the Convertible Notes could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the Convertible Notes chooses to do this, it will cause substantial dilution to the then holders of our common stock.

The continuously adjustable conversion price feature of our Convertible Notes could require us to issue a substantially greater number of shares, which may adversely affect the market price of our common stock and cause dilution to our existing stockholders.

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holder of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. The significant downward pressure on the price of our common stock as the holder of the Convertible Notes converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $50,000 (the “Convertible Note”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.  The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on February 28, 2012. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the Convertible Note described in the paragraph above (collectively the “Convertible Notes”), except that the maturity date of such note was March 30, 2012.

We claim an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipient took the securities for investment and not resale, we took appropriate measures to restrict transfer, and the recipient was an “accredited investor” (as defined in the Act). No underwriters or agents were involved in the foregoing issuance and we paid no underwriting discounts or commissions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement

10.12(9)	Stock Purchase Agreement

10.13(9)	Promissory Note with Paul Prahl

10.14(9)	Third Party Lender Note

10.15(9)	Third Party Lender Note Security Agreement

10.16*	Securities Purchase Agreement (May 2011)

10.17*	Convertible Promissory Note (May 2011)

10.18*	Securities Purchase Agreement (June 2011)

10.19*	Convertible Promissory Note (June 2011)

10.12(9)	Stock Purchase Agreement

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

(8)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

(9)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: August 17, 2011	By: /s/ Shaun Passley
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

Date:  August 17, 2011

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT 32

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

 I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of EPAZZ, Inc. on Form 10-Q for the fiscal quarter ended June 30, 2011, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of EPAZZ, Inc.

Date:  August 17, 2011

By: /s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)