Form 10-Q
period 2011-09-30
Epazz Inc
filed 2011-11-22
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

(312) 955-8161
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]    No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                    Accelerated filer   [  ]
Non-accelerated filer  [  ]                                                      Smaller reporting company  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   [  ]  No   [X]

The number of shares of the issuer’s Series A common stock outstanding as of November 21, 2011, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of September 30, 2011 and Restated December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$98,003	$40,613
Accounts Receivable	194,897	294,532
Deferred Financing Cost, Current	2,317	3,633
Other Current Assets	13,252	8,252
Total Current Assets	308,469	347,030

Property and Equipment, net	184,187	241,174
Intangible Assets, net	347,778	369,978
Goodwill	253,588	253,588
Prepaid Expense	1,000,000	1,000,000
TOTAL ASSETS	$2,094,022	$2,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	$115,238	$153,937
Deferred Revenue	204,659	266,891
Current Portion of Capitalized Lease	46,537	55,800
Current Portion of Long Term Debt	145,445	111,120
Derivative Liability	122,289	0
Total Current Liabilities	$634,168	$587,748

Loan payable, net of current portion	257,675	275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	197,906	269,985
Capitalized Lease, net of current portion	38,687	52,295
Total Liabilities	$1,424,539	$1,481,799

STOCKHOLDERS' EQUITY

Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483
Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360
Accumulated Deficit	(1,928,360)	(1,867,872)
Total Stockholders' Equity	669,483	729,971

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	2,094,022	2,211,770

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	205,724	87,191	646,023	269,332

Operating Expenses
General and Administrative	161,495	70,925	462,198	220,810
Depreciation and Amortization Expense	28,290	22,854	81,627	52,043

Total Operating Expense	189,785	93,779	543,825	272,853
Operating Profit/(Loss)	15,939	(6,588)	102,198	(3,521)

Other Income and Expense
Derivative Income (Expense)	(122,289)	0	(122,289)	0
Interest Income	2	12	28	58
Interest Expense	(14,261)	(5,543)	(40,425)	(17,430)
Total Other Income and Expense	(136,548)	(5,531)	(162,686)	(17,372)

Net Income/(Loss)	(120,608)	(12,119)	60,488	(20,893)
Basic and diluted net loss per common share

Weighted average common shares outstanding	30,448,294	22,567,857	30,448,294	11,217,525

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$(60,488)	$(20,893)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	79,187	52,043
Amortization of Deferred Finance Cost	2,441	2,593
Derivative Income (Expense)	122,289	0
Change in Accounts Receivable	99,635	7,417
Change in Other Assets	(5,000)	(8,852)
Change in Accounts Payable and Deferred Revenue	(100,931)	46,142
Net cash provided by operating activities	$137,133	$78,450

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(187,484)
Acquisition	-	(124,682)
Net cash used for investing activities	-	(312,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$(152,644)	$(69,347)
Repayment of Related Party Loan Payable	(157,786)	-
Proceeds from Loans Payable and Capital Leases	146,102	330,035
Proceeds from Related Party Loan Payable	85,710	3,542
Payment of Deferred Financing Cost	(1,125)	-
Net cash (used for) provided by financing activities	$(79,743)	$264,230

NET CHANGE IN CASH	57,390	30,515

CASH AT BEGINNING OF PERIOD	40,613	47,275

CASH AT END OF PERIOD	$98,003	$77,790
Supplemental Disclosures:
Interest paid	40,425	17,430

Non Cash Transactions:
Common Stock issued in payment of interest and compensation		1,000,000
Purchase of Subsidiary through Notes Payable		30,816

See notes to consolidated financial statements.

Epazz, Inc.
Consolidated Statement of Stockholders’ Equity
As of September 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$(59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,673,203)	$(212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,937,310)	$(476,467)
Net Loss						(54,680)	(54,680)
Shares Issued	19,000,000	190,000			(13,000)		177,000
Shares Cancelled	(4,000,000)	(40,000)					(40,000)

Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Stock Issuance	25,000,000	250,000			750,000		1,000,000
Net Income						124,118	124,118

Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,867,872)	$729,971
Net Loss						$(60,488)	$(60,488)
Balance at September 30, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	(1,928,360)	669,483

See notes to consolidated financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011

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

NOTE 2 – GOING CONCERN

As of September 30, 2011, Epazz had an accumulated deficit of $1,928,360 and a working capital deficit of $325,699. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$480,720
Less: accumulated amortization		(132,942)
Intangible assets, net		347,778

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2011, Epazz borrowed an additional $85,710 from related parties.  As of December 31, 2010, all interest related to related party loans payable was forgiven. Additional interest of $2,153 has been accrued as of September 30, 2011.

NOTE 5 – LINE OF CREDIT

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expires on July 5, 2010.  On June 5, 2010 this line of credit was converted to an unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At September 30, 2011 the balance on this unsecured loan was $93,559.

NOTE 6 – CURRENT NOTE PAYABLE

On September 23, 2011, Epazz entered into a six month $25,000 note payable agreement with On Deck Capital.  Payments of $231 are due daily on the loan.  The Company paid total initial fees of $3,322 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $231.  The total payments due on the loan equate to an annual interest rate of 38%. On September 30, 2011, the balance of this loan is $23,450.

On June 28, 2011, Epazz entered into a nine month $37,500 convertible note payable agreement with Asher Enterprises, Inc. (“Asher”).  Principal and interest of 8% is due on March 30, 2012.  On September 30, 2011, the balance of this loan is $37,500.   The convertible note provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such convertible note was issued.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the convertible note described above, except that the maturity date of such note was March 30, 2012.

On January 1, 2011, Epazz entered into a nine month $14,400 loan payable agreement with MB Financial.  Payments and interest of 13% are due monthly until the note is paid in full.  On September 30, 2011, the balance of this loan is $1,011.

NOTE 7 – LONG-TERM NOTES PAYABLE

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

As part of the acquisition of Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note was due on June 18, 2011.  The note was payable in monthly installments of $6,947 until such time as this Note was paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid. As of September 30, 2011 this note has been paid in full

As part of the purchase of the AutoHire software product, Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note was payable in monthly installments of $416 beginning May 5, 2010.  As of  September 30, 2011 this note has been paid in full.

NOTE 8 – LEASE OBLIGATIONS

As part of the purchase of the AutoHire software product and associated assets acquired, the Company entered into two separate capital lease agreements.  The first lease calls for monthly lease payments of $2,238 with two months paid in advance and the remaining payments over 46 months.  The second lease calls for monthly lease payments of $2,221 for 36 months.

Future minimum lease payments are as follows:
Twelve months ended September 30

2011	$30,908

2012	53,508

2013	46,845

2014	11,190

Total	$142,451

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010.  Igenti also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011, which  Guaranteed Amount was received.

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

NOTE 10 – CONVERTIBLE DEBT

On May 27, 2011 the Company issued a convertible debt totaling $50,000. On June 28, 2011, the Company issued and additional Convertible Note in the amount of $37,500.  The Convertible debt bears a rate of 8.0% simple interest per annum. The principal and accrued unpaid interest shall be due and payable on February 28, 2012. The "Variable Conversion Price" shall mean 59% multiplied by the Market Price (as defined herein) (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.
The following table illustrates the carrying value of the convertible debt:

	September 30, 2011	December 31, 2010
Convertible Note	$87,500	$-
Accrued Interest	2,153	-
Convertible Note, Net	89,653	-
Less: Current portion of convertible debt	(89,653)	-
Long term portion of convertible debt	$-	$-

The following tables illustrate the fair value adjustments that were recorded related to the derivative financial instruments associated with the convertible debenture financings:

	Three Months ended September 30, 2011
Derivative income (expense):	Inception	Fair Value Adjustments	Redemptions	Total
Convertible debt	$-	$(122,289)	$-	$(122,289)
	$-	$(122,289)	$-	$(122,289)

The following table illustrates the components of derivative liabilities:

Balance at June 30, 2011	$-
Change in fair value of derivative liability due to beneficial conversion feature	122,289
Debt redemption	-
Balance at September 30, 2011	$122,289

NOTE 11 - SUBSEQUENT EVENTS

On October 26, 2011, the Company, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Sub”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”).  Pursuant to the Purchase Contract, the Company purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, accounts receivable and goodwill in consideration for an aggregate of $205,000, of which $175,000 was paid in cash at the closing and $30,000 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”).   The Company did not purchase and K9 Bytes agreed to retain and be responsible for any and all liabilities of K9 Bytes.  The Company agreed to indemnify and hold K9 Bytes harmless against, among other things, any claims and liability associated with the future operations of the assets purchased pursuant to the Purchase Contract and K9 Bytes agreed to indemnify and hold the Company harmless against any misrepresentations made by K9 Bytes in the Purchase Contract; any failure of K9 Bytes to perform any required term or condition of the Purchase Contract and any debts or other obligations of K9 Bytes not specifically assumed pursuant to the Purchase Contract in excess of $2,000.

The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due.  The repayment of the K9 Note is secured by all of the securities of K9 Sub, which owns all of the assets purchased as a result of the Purchase Contract, provided that the Third Party Lender (as defined below), as a result of the SBA Loan described below, has a first priority security interest to such securities.  The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

The Company raised the funds paid to K9 Bytes in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Sub from a third party lender (the “Third Party Lender” and the “SBA Loan”).  The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Sub and the Company, 100% of the outstanding capital of K9 Sub which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.  A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $175,000 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and $50,000 of such loan amount was made available for working capital for the Company and K9 Bytes Illinois.

K9 Bytes agreed to subordinate the K9 Note to Third Party Lender’s rights under the SBA Loan.  Additionally, Mr. Passley agreed to subordinate the amount he is owed by the Company to the repayment of SBA Loan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2011.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS") AND K9 BYTES, INC., AN ILLINOIS CORPORATION, UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

The Note accrued interest at the rate of seven percent (7%) per annum and was payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as the Note was paid in full, which Note was paid in full during the three months ended September 30, 2011.

 Professional Resource Management, Inc. and Desk Flex, Inc.

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

Autohire Software

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

The IntelliSys Purchase Agreement closed on September 30, 2010 (“Closing”).  As a result of the Closing, IntelliSys became a wholly-owned subsidiary of the Company.

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

The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of the remaining amount due on the due date of the IntelliSys Note, subject to the requirements of the Third Party Lender Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.

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

MB Financial Note

On January 1, 2011, the Company entered into a nine month $14,400 loan payable agreement with MB Financial.  Payments and interest of 13% are due monthly until the note is paid in full.  On September 30, 2011, the balance of this loan is $1,011.

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

On Deck Capital Loan

On September 23, 2011, the Company entered into a six month $25,000 note payable agreement with On Deck Capital (the “On Deck Note”). The Company paid total initial fees of $3,322 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $231.  The total payments due on the loan equate to an annual interest rate of 38%.  As of September 30, 2011, the balance of the loan was $23,450.

K9 Bytes Acquisition

On October 26, 2011, we, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Sub”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”).  Pursuant to the Purchase Contract, we purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, accounts receivable and goodwill in consideration for an aggregate of $205,000, of which $175,000 was paid in cash at the closing and $30,000 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”).   We did not purchase and K9 Bytes agreed to retain and be responsible for any and all liabilities of K9 Bytes.  We agreed to indemnify and hold K9 Bytes harmless against, among other things, any claims and liability associated with the future operations of the assets purchased pursuant to the Purchase Contract and K9 Bytes agreed to indemnify and hold us harmless against any misrepresentations made by K9 Bytes in the Purchase Contract; any failure of K9 Bytes to perform any required term or condition of the Purchase Contract and any debts or other obligations of K9 Bytes not specifically assumed pursuant to the Purchase Contract in excess of $2,000.

The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due.  The repayment of the K9 Note is secured by all of the securities of K9 Sub, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender, as a result of the SBA Loan described below, has a first priority security interest to such securities.  The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

We raised the funds paid to K9 Bytes in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Sub from the Third Party Lender (the “SBA Loan”).  The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Sub and the Company, 100% of the outstanding capital of K9 Sub which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.  A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $175,000 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and $50,000 of such loan amount was made available for working capital for the Company and K9 Bytes Illinois.

K9 Bytes agreed to subordinate the K9 Note to Third Party Lender’s rights under the SBA Loan.  Additionally, Mr. Passley agreed to subordinate the amount he is owed by the Company to the repayment of SBA Loan.

In connection with the Purchase Contract, the owner of K9 Bytes and the Company (through K9 Sub) entered into a Consulting Agreement, pursuant to which the owner of K9 Bytes agreed to provide part-time consulting services to the Company for a period of four weeks following closing and provide additional consulting services as requested by the Company for up to an additional 30 days at the rate of $75 per hour.  The owner of K9 Bytes and the Company also entered into an Agreement Not to Compete, pursuant to which such owner agreed not to compete against the Company for three years and four weeks from the closing of the Purchase Contract.

Our Products

The Company currently offers five primary product lines.  The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc. and the Company also offers the AutoHire software described below. Additionally, as described above, subsequent to September 30, 2010, the Company offers products through IntelliSys, described below.  As of October 2011, the Company also offers the K9 Koordinator Software described above, the rights to which the Company acquired as a result of the Purchase Contract.

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

Report View

Report View provides users with a historic picture of the operation of their plant through centralized storage of data. Realistic graphics can be constructed to assist the user in managing, accessing and analyzing real-time and manually entered process or laboratory data.

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

Energy View

Energy View is an automated energy management dashboard tool.  EnergyView provides smart energy metering and power measurement technology to accurately measure, store, track and analyze energy data.  The energy metering and submetering systems can link to SCADA (Supervisory Control and Data Acquisition) or any PC to collect crucial energy data.  In addition manual data on other energy sources can be managed as part of the same energy management application.  The combination of hardware and software is designed to provide an end-to-end solution from measurement to billing audits.  The objective of the EnergyView application is to improve the speed and quality of energy measurement information, so that facility managers will be able to make better management decisions, conserve energy and reduce operating costs.

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
•       Local Factor Analysis.
•       Automate Energy Billing Audits.
•       Determine Changes in Energy Usage Patterns.
•       Setting Saving Targets and Tracking Progress.

K9 Koordinator Software

Included in the assets acquired through the Purchase Contract was the K9 Koordinator software.  The software was designed to focus on applications related to pet care: pet boarding, daycare, grooming, training, and other pet care services (including dog walking and pet sitting). Products can be used for most animal types such as dogs, cats, horses, birds, rodents, snakes and pigs.

The K9 Koordinator is a complete management system for pet resorts (boarding kennels), pet daycare centers, pet sitters, dog walkers, grooming shops, and mobile groomers. The K9 Koordinator was designed to efficiently and easily manage scheduling, clients, pet information, services, and retail information.

Key components of the K9 Koordinator software include webcam integration, giftcard processing and management, and virtual kennel layout for run assignments.

The K9 Koordinator has over 20 years of development and usage in the pet care industry. K9 Koordinator users include pet resorts, boarding kennels, grooming shops, mobile groomers, trainers, dog walkers, pet sitters, animal hospitals, shelters, rescue organizations, and pet retailers.

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex and Agent Power software packages, funding permitting. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation, including making required payments on our outstanding promissory notes as described above, are subject to generating adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goal of profit, revenue and growth.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

For the three months ended September 30, 2011 we had revenue of $205,724 compared to revenue of $87,191 for the three months ended September 30, 2010, an increase of $118,533 or 136% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $90,570 or 128% to $161,495 for the three months ended September 30, 2011 compared to general and administrative expense of $70,925 for the three months ended September 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the Company’s acquisitions as described above.

We had depreciation and amortization expense of $28,290 for the three months ended September 30, 2011 compared to $22,854 for the three months ended September 30, 2010, an increase of $5,436 or 24% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the three months ended September 30, 2011 were $189,785, compared to $93,779 for the three months ended September 30, 2010, an increase of $96,006 or 102% from the prior period.

We had operating income of $15,939 for the three months ended September 30, 2011 compared to an operating loss of $6,588 for the three months ended September 30, 2010, an increase in operating income of $22,527 or 342% from the prior period.  The increase in operating income is due to the Company recognizing income that was deferred in prior periods and to the increase in income received from the company’s acquired subsidiaries.

Derivative expense associated with the Company’s outstanding Convertible Promissory Notes as described below, was $122,289 for the three months ended September 30, 2011.

Interest expense was $14,261 for the three months ended September 30, 2011 compared to $5,543 for the three months ended September 30, 2010, an increase of $8,718 or 157% from the prior period. Interest expense increased for the three months ended September 30, 2011 due to the increase in loans payable at September 30, 2011 as compared to September 30, 2010, as described below under “Liquidity and Capital Resources”.

We had net loss of $120,608 for the three months ended September 30, 2011 compared to a net loss of $12,119 for the three months ended September 30, 2010, an increase in net loss of $108,489 from the prior period.  The increase in net loss is primarily due to the expense associated with the convertible debt

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

For the nine months ended September 30, 2011 we had revenue of $646,023 compared to revenue of $269,332 for the nine months ended September 30, 2010, an increase of $376,691 or 140% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $241,388 or 109% to $462,198 for the nine months ended September 30, 2011 compared to general and administrative expense of $220,810 for the nine months ended September 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s acquisitions, as described above.

We had depreciation and amortization expense of $81,627 for the nine months ended September 30, 2011 compared to $52,043 for the nine months ended September 30, 2010, an increase of $29,584 or 57% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the nine months ended September 30, 2011 were $543,825, compared to $272,853 for the nine months ended September 30, 2010, an increase of $270,972 or 99% from the prior period.

We had operating income of $102,198 for the nine months ended September 30, 2011 compared to operating loss of $3,521 for the nine months ended September 30, 2010, an increase in operating income of $105,719 from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Derivative expense associated with the Company’s outstanding Convertible Promissory Notes as described below, was $122,289 for the nine months ended September 30, 2011.

Interest expense was $40,425 for the nine months ended September 30, 2011 compared to $17,430 for the nine months ended September 30, 2010, an increase of $22,295 or 132% from the prior period. Interest expense increased for the nine months ended September 30, 2011 due to the increase in loans payable at September 30, 2011 as compared to September 30, 2010, as described below under “Liquidity and Capital Resources.

We had net loss of $60,488 for the nine months ended September 30, 2011 compared to a net loss of $20,893 for the nine months ended September 30, 2010, an increase in net loss of $39,595 or 190% from the prior period.  The increase in net loss is mainly attributable to the expense associated with the convertible debt..

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $308,469 as of September 30, 2011, consisting of cash of $98,003, accounts receivable of $194,897, other current assets of $13,252 and current deferred financing costs of $2,317.

We had non-current assets of $1,785,553 as of September 30, 2011, consisting of property and equipment, net of accumulated depreciation of $184,187; intangible assets, net of accumulated amortization of $347,778, goodwill resulting from the purchase of IntelliSys of $253,588 and $1,000,000 of prepaid expense associated with the July 2010 stock issuances described below.

We had total current liabilities of $634,168 as of September 30, 2011, consisting of $113,085 of accounts payable and accrued liabilities, $204,659 of deferred revenues, $46,537 of the current portion of capitalized leases, $145,445 of the current portion of notes payable, and a derivative liability of $122,289.

We had negative working capital of $325,699 and a total accumulated deficit of $1,928,360 as of September 30, 2011.

We had total liabilities of $1,424,539 as of September 30, 2011, which included total current liabilities of $634,168 and long-term note payable, net of current portion of $257,675, which represented payments due on the notes.

Described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $197,906 of other related party debt, and long-term portion of capitalized leases of $38,687.

We had net cash provided by operating activities of $137,133 for the nine months ended September 30, 2011, which was mainly due to depreciation and amortization of $81,628, $99,635 in changes in accounts receivable, and derivative expense of $122,289, offset by the net loss of $60,488, $5,000 in changes to other current assets and $100,931 of changes to deferred revenue and accounts payable.

We had $79,743 of net cash used for financing activities during the nine months ended September 30, 2011, which represented the $152,644 repayment of long term debt and capital leases and $157,786 of repayment of related party loans payable offset by $146,102 of proceeds from long term debt and capital leases, $85,710 of proceeds from related party loans and $1,125 of payments for deferred financing cost.

On June 5, 2007, Epazz obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (9.5% at December 31, 2008) and expired on July 5, 2010.  On June 5, 2010 this line of credit was converted to a unsecured term loan which bears interest at 7% and has a maturity date of June 5, 2014.  Payments of $1,050 are due monthly.  At September 30, 2011 the balance on this unsecured loan was $93,559.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear no interest and are being repaid as funds become available.  During the nine months ended September 30, 2011, we borrowed an additional $85,710 from Mr. Passley and other related parties. During the nine months ended September 30, 2011 we also repaid $157,786 to Mr. Passley and other related parties.   At September 30, 2011, the total principal outstanding was $211,807.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of September 30, 2011.

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note accrued interest at the rate of seven percent (7%) per annum and was payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as the Note was paid in full, which Note was paid in full during the three months ended June 30, 2011.

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

The IntelliSys Note bears interest at the rate of six percent (6%) per annum, and all past-due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of ten percent (10%) per annum until paid in full.  The IntelliSys Note, also provides that the Company shall have two additional fifteen (15) day cure periods during the term of the IntelliSys Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the IntelliSys Note is due on September 18, 2015.  The IntelliSys Note is payable in 60 monthly installments of $555.10 (each a “Monthly Payment”), with the first such Monthly Payment due on September 15, 2010, and by way of a balloon payment of the remaining amount due on the due date of the IntelliSys Note, subject to the requirements of the Third Party Lender Note (described below).  Provided, however, that if the total amount due under the IntelliSys Note is less than any Monthly Payment, the Company shall only be obligated to pay the remaining balance of the IntelliSys Note.  The IntelliSys Note may be prepaid at any time without penalty.

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

On January 1, 2011, the Company entered into a nine month $14,400 loan payable agreement with MB Financial.  Payments and interest of 13% are due monthly until the note is paid in full.  On September 30, 2011, the balance of this loan is $1,011.

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

On September 23, 2011, the Company entered into a six month $25,000 note payable agreement with On Deck Capital (the “One Deck Note”). The Company paid total initial fees of $3,322 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $231.  The total payments due on the loan equate to an annual interest rate of 38%.  As of September 30, 2011, the balance of the loan was $23,450.

On October 26, 2011, we, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Sub”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”).  Pursuant to the Purchase Contract, we purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, accounts receivable and goodwill in consideration for an aggregate of $205,000, of which $175,000 was paid in cash at the closing and $30,000 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”).   We did not purchase and K9 Bytes agreed to retain and be responsible for any and all liabilities of K9 Bytes.  We agreed to indemnify and hold K9 Bytes harmless against, among other things, any claims and liability associated with the future operations of the assets purchased pursuant to the Purchase Contract and K9 Bytes agreed to indemnify and hold us harmless against any misrepresentations made by K9 Bytes in the Purchase Contract; any failure of K9 Bytes to perform any required term or condition of the Purchase Contract and any debts or other obligations of K9 Bytes not specifically assumed pursuant to the Purchase Contract in excess of $2,000.

The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due.  The repayment of the K9 Note is secured by all of the securities of K9 Sub, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender (as defined below), as a result of the SBA Loan described below, has a first priority security interest to such securities.  The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

We raised the funds paid to K9 Bytes in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Sub from the Third Party Lender (the “SBA Loan”).  The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Sub and the Company, 100% of the outstanding capital of K9 Sub which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.  A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $175,000 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and $50,000 of such loan amount was made available for working capital for the Company and K9 Bytes Illinois.

K9 Bytes agreed to subordinate the K9 Note to Third Party Lender’s rights under the SBA Loan.  Additionally, Mr. Passley agreed to subordinate the amount he is owed by the Company to the repayment of the SBA Loan.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, including those of our wholly owned subsidiaries DFI, PRMI, Intellisys and K9 Sub, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,300,097 as of September 30, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of September 30, 2011, we owed approximately $982,353  in outstanding notes payable, which included $488,344 payable to third parties $197,906 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of June 30, 2011.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

We currently anticipate that we will only be able to continue our business operations for the next three (3) months with our current cash on hand and the revenues we generate and will need approximately $100,000 to continue our operations for the next 12 months, including any funds we will need to make payments under our note payables (the majority of which are due monthly as described above, provided that payments on the On Deck Note are due daily, as described above).  We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2011 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights.  In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Note payable in connection with the acquisition of IntelliSys and due to the Third Party Lender is secured by a security interest in substantially all of the assets IntelliSys and the Company.

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

If we default on the repayment of the Third Party Lender Note the Third Party Lender may enforce its security interest over the assets of IntelliSys and our assets which secure the repayment of such note, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

The Note payables in connection with the acquisition of K9 Bytes and due to K9 Bytes and the Third Party Lender are secured by a security interest in substantially all of the assets IntelliSys and the Company.

On October 26, 2011, we, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Sub”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”).  Pursuant to the Purchase Contract, we purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, accounts receivable and goodwill in consideration for an aggregate of $205,000, of which $175,000 was paid in cash at the closing and $30,000 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”).   The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due.  The repayment of the K9 Note is secured by all of the securities of K9 Sub, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender (as defined below), as a result of the SBA Loan described below, has a first priority security interest to such securities.  The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

We raised the funds paid to K9 Bytes in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Sub from the Third Party Lender (the “SBA Loan”).  The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Sub and the Company, 100% of the outstanding capital of K9 Sub which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.  K9 Bytes agreed to subordinate the K9 Note to Third Party Lender’s rights under the SBA Loan.  Additionally, Mr. Passley agreed to subordinate the amount he is owed by the Company to the repayment of the SBA Loan.

If we default on the repayment of the K9 Note and/or the SBA Note, K9 Bytes and/or Third Party Lender may enforce their security interest over the assets of K9 Sub and our assets which secure the repayment of such notes, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

The Company has yet to generate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  The Company had net income of $124,118 for the year ending December 31, 2010 and a net loss of $60,488 for the nine months ended September 30, 2011.  As of September 30, 2011, the Company had negative working capital of $325,699 and a total accumulated deficit of $1,928,360.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we may be required to:

● pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party‘s attorneys‘ fees, which may be substantial;

● expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party‘s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI and IntelliSys, our purchase of the AutoHire Software described above and our recent purchase of the K9 Koordinator software. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

If we are late or deficient in filing our Quarterly or Annual Reports with the SEC, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board ("OTCBB") rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (not withstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. As we were late in filing our Form 10-K for the year ended December 31, 2009, if we are late or otherwise deemed deficient in our filings two additional times prior to December 31, 2011, or three times in any subsequent 24 month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1(1)	Articles of Incorporation (filed March 23, 2000)

3.2(1)	Articles of Amendment (filed April 5, 2005)

3.3(1)	Articles of Amendment (filed July 12, 2005)

3.4(1)	Articles of Amendment (filed March 2, 2006)

3.5(1)	Statement of Change of Registered Agent (filed January 12, 2006)

3.6(1)	Articles of Amendment (filed May 17, 2006)

3.7(1)	Amended and Restated By-Laws

4.1(1)	Specimen Stock Certificate

10.1(2)	Form of Subscription Agreement of July 2005 Private Placement.

10.2(3)	Promissory Note with Fay Passley

10.3(3)	Promissory Note with L & F Lawn Service, Inc.

10.4(3)	Promissory Note with Shaun Passley

10.5(5)	Stock Purchase Agreement with DFI, PRMI and Arthur Goes

10.6(5)	Promissory Note between Epazz, Inc. and Arthur Goes

10.7(5)	Security Agreement with Arthur Goes

10.8(6)	June 2008 Promissory Note with Star Financial Corporation

10.9(7)	Debt Conversion Agreement

10.10(8)	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation

10.11(8)	Software Product Asset Purchase Agreement

10.12(9)	Stock Purchase Agreement

10.13(9)	Promissory Note with Paul Prahl

10.14(9)	Third Party Lender Note

10.15(9)	Third Party Lender Note Security Agreement

10.16(10)	Securities Purchase Agreement (May 2011)

10.17(10)	Convertible Promissory Note (May 2011)

10.18(10)	Securities Purchase Agreement (June 2011)

10.19(10)	Convertible Promissory Note (June 2011)

10.20(11)	Purchase Contract and Receipt Agreement – K9 Bytes Transaction

10.21(11)	Bill of Sale – K9 Bytes Transaction

10.22(11)	Balloon Installment Promissory Note – K9 Bytes Transaction

10.23(11)	Small Business Finance - U.S. Small Business Administration Note – K9 Bytes Transaction

10.24(11)	Consultant Agreement – K9 Bytes Transaction

10.25(11)	Agreement Not to Compete – K9 Bytes Transaction

16.1(4)	Letter from Malone & Bailey, PC

31*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1)	Filed as an Exhibit to our Form SB-2, filed with the Commission on December 4, 2006, and incorporated herein by reference.

(2)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(3)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on September 24, 2007, and incorporated herein by reference.

(4)	Filed as an Exhibit to our Form SB-2A, filed with the Commission on November 28, 2007, and incorporated herein by reference.

(5)	Filed as an Exhibit to our Form 8-K, filed with the Commission on June 24, 2008, and incorporated herein by reference.

(6)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 19, 2008, and incorporated herein by reference.

(7)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on May 19, 2009, and incorporated herein by reference.

(8)	Filed as an Exhibit to our Form 10-K Annual Report, filed with the Commission on April 16, 2010, and incorporated herein by reference.

(9)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on November 22, 2010, and incorporated herein by reference.

(10)	Filed as an Exhibit to our Form 10-Q Quarterly Report, filed with the Commission on August 17, 2011, and incorporated herein by reference.

(11)	Filed as an Exhibit to our Form 8-K, filed with the Commission on November 21, 2011, and incorporated herein by reference.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 21, 2011	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director