Form 10-Q/A
period 2010-09-30
Epazz Inc
filed 2012-03-05
CIK 1335239

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

(312) 955-8161

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x    No  ¨

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ¨    No  ¨

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ¨                                                    Accelerated filer   ¨

Non-accelerated filer  ¨                                                      Smaller reporting company  x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ¨ No   x

The number of shares of the issuer’s Series A common stock outstanding as of August ___, was 54,482,940 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC. and Subsidiaries
Consolidated Balance Sheet
As of September 30, 2010 and December 31, 2009 (Unaudited)

	As Restated (See Note 8) September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$78,390	47,275
Accounts Receivable	82,478	74,533
Deferred Financing Cost, Current	741	3,334
Other Current Assets	8,252	-
Total Current Assets	169,861	125,142

Property and Equipment, net	165,727	2,949
Intangible Assets, net	427,379	399,578
Goodwill	203,588
Deferred Financing Cost	3,633	3,633
TOTAL ASSETS	$970,188	531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$100,077	$ 35,898
Deferred Revenue	178,842	103,288
Current Portion of Capitalized Leases	36,000	-
Current Portion of Loan Payable	113,994	76,436
Total Current Liabilities	$428,913	215,622

Loan payable, net of current portion	228,691	57,242
Related Party Loan Payable – Star Financial	296,100	296,100
Other Related Party Loan Payable	260,027	256,485
Long-term line of credit	96,851	100,000
Capitalized Lease, net of current portion	74,646	-
Total Liabilities	$1,385,228	925,449

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	54,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,268,360	1,518,360
Accumulated Deficit	(2,012,883)	(1,991,990)
Total Stockholders' Equity (Deficit)	(415,040)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$970,188	531,302

See notes to consolidated financial statements.

EPAZZ, INC. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	As Restated (See Note 8) 2010	2009	As Restated (See Note 8) 2010		2009

Revenue	87,191	76,136	269,332		274,120

Operating Expenses
General and Administrative	70,925	93,909	220,810		195,855
Depreciation and Amortization	22,854	25,289	52,043		76,012
Other Operating Expense	-	668	0		75,637

Total Operating Expense	93,779	119,866	272,853		347,504

Operating Profit/(Loss)	(6,588)	(43,730)	(3,521)		(73,384)

Other Income and Expense
Interest Income	12	669	58		899
Interest Expense	(5,543)	(13,848)	(17,430)		(40,557)
Total Other Income and Expense	(5,531)	(13,179)	(17,372)		(39,658)

Net Income/(Loss)	(12,119)	(56,909)	(20,893)		(113,042)

Basic and diluted net loss per common share	**	**	**	**

Weighted average common shares outstanding

EPAZZ, INC. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010 and 2009 (Unaudited)

	As Restated (See Note 8)
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (20,893)	$ (113,042)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,043	72,735
Decrease in Deferred Financing Costs	2,593	3,277
Change in Current Assets	7,417	(2,645)
Change in Other Assets	(8,252)
Change in Current Liabilities	46,142	(20,815)
Net cash provided by (used for) operating activities	$ 79,050	$ (60,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	(187,484)	(472)
Acquisition of Subsidiary	(124,681)
Net cash used for investing activities	$ (312,165)	$ (472)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (69,347)	$ (52,988)
Proceeds from Loan Payable and Capital Leases	330,035	46,732
Proceeds from Related Party Loan Payable	3,542	-
Proceeds from Stock Issuance	-	75,750
Net cash provided by financing activities	$ 264,230	$ 69,494

NET CHANGE IN CASH	$ 31,115	$ 8,532

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$ 78,390	$ 14,019
Supplemental Disclosures:
Interest paid	$ 17,430	$ 14,443
Acquisition of subsidiary through notes payable	$ 30,816

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
As of September 30, 2010 (Unaudited)

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2006	3,948,294	$39,483	2,500,000	$25,000	$1,396,360	$(1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	3,948,294	$39,483	2,500,000	$25,000	$1,396,360	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	3,948,294	$39,483	2,500,000	$25,000	$1,396,360	$ (1,937,310)	$ (476,467)
Net Loss						$(54,680)	$(54,680)
Shares Issued	1,900,000	$19,000			$158,000		$ 177,000
Shares Cancelled	(400,000)	$(4,000)			(36,000)		$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Adjustment to Additional Paid in Capital	25,000,000	250,000			(250,000)
Net Loss						$(20,893)	$(20,893)
Balance at September 30, 2010	30,448,294	$304,483	2,500,000	$25,000	$1,268,360	$(2,012,883)	$(415,040)

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

NOTE 2 – GOING CONCERN

As of September 30, 2010, Epazz had an accumulated deficit of $2,012,883 and a working capital deficit of $259,051. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 530,721
Less: accumulated amortization		(103,342)
Intangible assets, net		427,379

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

NOTE – 8  EXPLANATION OF OUR RESTATEMENT

Epazz, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “First Amendment”) to its Quarterly Report for the quarterly period ended September 30, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on November 22, 2010 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”).   The condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 the Quarterly Report on Form 10-Q for the three months ended March 31, 2011, the three and six months ended June 30, require restatement in order to correct errors related to the following:

The company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary IntelliSys, Inc.  Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded.  Intangible assets and retained earnings have also been adjusted to correct related recording errors originally recorded at the time of the acquisition.

The company also determined that it did not properly record stock issued in exchange for services rendered.  Accordingly, the stock transaction, which was originally recorded to prepaid expense has been reclassified to the company’s equity account.

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported September 30, 2010	Adjustments	As Restated September 30, 2010

ASSETS

Current Assets
Cash	77,790	600	78,390
Accounts Receivable	83,079	(600)	82,479
Deferred Financing Cost, Current	741		741
Other Current Assets	8,252		8,252
Total Current Assets	169,862		169,862

Property and Equipment, net	165,727		165,727

Intangible Assets, net	415,344	12,034	427,378
Goodwill	-	203,588	203,588
Deferred Financing Cost	3,633		3,633
Prepaid Expense	1,000,000	(1,000,000)	-
TOTAL ASSETS	1,754,566	(784,378)	970,188

LIABILITIES
Accounts Payable and Accrued Liabilities	97,757	2,320	100,077
Deferred Revenue	178,842		178,842
Current Portion of Long Term Debt	-		-
Current Portion of Capitalized Lease	36,000		36,000
Loan Payable, Related Party	113,994		113,994
Total Current Liabilities	426,593	2,320	428,913

Loan payable, net of current portion	231,011	(2,320)	228,691
Related Party Loan Payable – Star Financial	296,100		296,100
Other Related Party Loan Payable	260,027		260,027
Long-term line of credit	96,851		96,851
Capitalized Lease, net of current portion	74,646		74,646
Total Liabilities	1,385,228	-	1,385,228

STOCKHOLDERS’EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(2,228,505)	215,622	(2,012,883)
Total Stockholder’ Deficit	(369,338)	(784,378)	(415,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,754,566	(784,378)	970,188

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

                                                                                                                                                For the Three Months Ending September 30, 2010

	As Originally Reported	Adjustments	As Restated

REVENUE	87,191		87,191

Operating Expenses
General and Administrative	70,925		70,925
Depreciation and Amortization	22,854		22,854
Other Operating Expense	-	-	-

Total Operating Expense	93,779	-	93,779

Operating Profit/(Loss)	(6,588)	-	(6,588)

Other Income and Expense
Interest Income	12		12
Interest Expense	(5,543)	-	(5,543)
Total Other Income and Expense	(5,531)		(5,531)
		-

Net Income/(Loss)	(12,119)	-	(12,119)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

(Unaudited)

                                                                                                                                                 For the Nine Months Ending September 30, 2010

As Originally Reported	Adjustments	As Restated

REVENUE	269,332		269,332

Operating Expenses
General and Administrative	220,810		220,810
Depreciation and Amortization	52,043		52,043
Other Operating Expense	-	-	-

Total Operating Expense	272,853	-	272,853

Operating Profit/(Loss)	(3,521)	-	(3,521)

Other Income and Expense
Interest Income	58		58
Interest Expense	(17,430)	-	(17,430)
Total Other Income and Expense	(17,372)		(17,372)
		-

Net Income/(Loss)	(20,893)	-	(20,893)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

(Unaudited)

	As Originally Reported September 30, 2010	Adjustments	As Restated September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(20,893)		(20,893)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,043		52,043
Decrease in Deferred Financing Cost	2,593		2,593
Change in Current Assets	(8,545)	15,962	7,417
Change in Other Assets	(8,251)		(8,252)
Change in Current Liabilities	64,639	(18,497)	46,142

Net cash provided by operating activities	81,586	(2,536)	79,050

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(192,621)	5,137	(187,484)
Acquisition of Subsidiary		(124,681)	(124,681)

Net cash used for investing activities	(192,621)	(119,544)	(312,165)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(69,347)		(69,347)
Proceeds from Loan Payable and Capital Leases	207,355	122,680	330,035
Proceeds from Related Party Loan Payable	3,542		3,542

Net cash provided by (used for) financing activities	141,550	122,680	264,230

NET CHANGE IN CASH	30,515	600	31,115

CASH AT BEGINNING OF PERIOD	47,275		47,275

CASH AT END OF PERIOD	77,790	600	78,390

Supplemental Disclosures:

Interest paid	17,430		17,430
Non-cash transactions:
Common stock issued in exchange for services and interest payment on related party debt	1,000,000	(1,000,000)	$0
Acquisition of Subsidiary through Notes Payable	155,816	(125,000)	30,816

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

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Vivienne Passley for prepaid interest.  Vivienne Passley will begin to earn these shares on July 29, 2012.

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Fay Passley for prepaid interest.  Fay Passley will begin to earn these shares on July 29, 2012.

As a result of the above mentioned stock split and stock issuances the resulting outstanding shares of common stock as of September 30, 2010 was 30,448,294.

On September 30, 2010, Epazz, Inc. acquired 100% of the voting rights and the net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816 6% 10 year seller note payable. The purchase resulted in goodwill of $203,588.  The reason for the acquisition was to expand Epazz, Inc’s operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset – (Software and Customer list)	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

For the three months ended September 30, 2010 we had revenue of $87,191 compared to revenue of $76,136 for the three months ended September 30, 2009, an increase of $11,055 or 15% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

General and administrative expenses decreased by $22,984 or 24% to $70,925 for the three months ended September 30, 2010 compared to general and administrative expense of $93,909 for the three months ended September 30, 2009.  The decrease in general and administrative expense is due mainly to the decrease in legal and other professional fees.

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

Total operating expenses for the three months ended September 30, 2010 were $93,779, compared to $119,866 for the three months ended September 30, 2009, a decrease of $26,087 or 21.8% from the prior period.

We had operating loss of $6,588 for the three months ended September 30, 2010 compared to operating loss of $43,730 for the three months ended September 30, 2009, an increase of $37,842 or 85% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.

Interest expense was $5,543 for the three months ended September 30, 2010 compared to $13,848 for the three months ended September 30, 2009, a decrease of $8,305 or 60% from the prior period. Interest expense decreased for the three months ended September 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the three months ended September 30, 2010.

We had a net loss of $12,119 for the three months ended September 30, 2010 compared to a net loss of $56,909 for the three months ended September 30, 2009, a decrease in net loss of $44,790 or 79% from the prior period.  The decrease in net loss was mainly due to the decrease in interest expense from the prior year forgiveness of all interest accrued on related party debt.

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

General and administrative expenses increased by $24,955 or 13% to $220,810 for the nine months ended September 30, 2010 compared to general and administrative expenses of $195,855 for the nine months ended September 30, 2009.  The general and administrative expenses mainly increased due to an increase in professional fees and other general operating expense associated with the acquisition and operation of Auto Hire.

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

Interest expense was $17,430 for the nine months ended September 30, 2010 compared to $40,557 for the nine  months ended September 30, 2009, a decrease of $23,127 or 57% from the prior period. Interest expense decreased for the nine months ended September 30, 2010 due to the interest on related party loans payable being forgiven as of December 31, 2009 and the fact that no additional interest has been accrued on such loans for the nine months ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $169,862 as of September 30, 2010, consisting of cash of $78,390, accounts receivable of $82,479, other current assets (security deposit) of $8,252 and current deferred financing costs of $741.

We had non-current assets of $800,326 as of September 30, 2010, consisting of property and equipment, net of accumulated depreciation of $165,727; non-current deferred financing costs of $3,633, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $427,378;  goodwill of $203,588, in connection with the purchase of Intellisys.

We had total current liabilities of $428,913 as of September 30, 2010, consisting of $100,077 of accounts payable and accrued liabilities, $178,842 of deferred revenues, $36,000 of the current portion of capitalized leases and $113,994 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc.

We had negative working capital of $259,051 and a total accumulated deficit of $2,012,883 as of September 30, 2010.

We had total liabilities of $1,385,228 as of September 30, 2010, which included total current liabilities of $428,913 and long-term note payable, net of current portion of $228,691, which represented payments due on the Note, described below; long-term line of credit of $96,851 as of September 30, 2010, which is described below; long-term related party debt of $296,100 which represented amounts payable to Star Financial as described below, $260,027 of other related party debt, and long-term portion of capitalized leases of $74,646.

We had net cash used in operating activities of $78,450 for the nine months ended September 30, 2010, which was mainly due to $20,893 of net loss and $46,142 in changes in current liabilities offset by $54,636 of depreciation and amortization expense, $1,435 in changes to current and other assets.

We had $312,165 of net cash used in investing activities for the nine months ended September 30, 2010, which was due to $124,681 for the purchase of Intellisys, Inc. and $187,484 for the purchase of property and equipment.

We had $264,230 of net cash provided by financing activities during the nine months ended September 30, 2010, which represented the repayment of $69,347 of long term debt and capital leases, $330,035 proceeds from long-term debt and capital leases, and $3,542 of proceeds from related party loans.

On June 5, 2007, we obtained a line of credit of $100,000 from a bank.  The outstanding balance on the line of credit bears interest at prime plus 4.5% (7.75% as of the filing of this report, with the prime rate at 3.25% as of July 1, 2009), resetting every January 1, April 1, July 1, and October 1, that the line of credit is outstanding, and expiring on July 5, 2010.  Interest is due monthly.  Combined equal installments of principal and interest are to be paid monthly beginning July 5, 2010 until June 5, 2014.  We agreed pursuant to the line of credit to pay a late fee equal to 4% of any payment due under the line of credit which is more than fifteen days late.  As of the date of this report, the balance borrowed under this line of credit is $96,851.

We also borrow from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements.  The related party loans bear interest at 15% per year and are due in August 2012.  During the nine months ended September 30, 2010, we borrowed an additional $5,638 from Mr. Passley and other related parties.  At September 30, 2010, the total principal outstanding was $260,027.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of September 30, 2010.

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

As of September 30, 2010, we owed approximately $1,106,309  in outstanding notes payable, which included $96,851 owed on our line of credit and an additional $260,027 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of September 30, 2010.  We also owed $296,100 to Star Financial (as described above) in connection with the June 2008 Note, $76,853 to Arthur A. Goes pursuant to the Note (described above), $47,917 to Igeneti, Inc.pursuant to the Note (described above), $110,646 due on capitalized lease agreements, $30,816 due on the IntelliSys Note, $2,100 due on a line of credit and $185,000 due on the Third Party Note.  We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 and $264,107 for the years ended December 31, 2009 and 2008, respectively, and a net loss of $20,893 for the nine months ended September 30, 2010.  As of September 30, 2010, the Company had an accumulated deficit of $2,012,883 and negative working capital of $256,731.  We expect to continue to incur operating losses in the future. Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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