Form 10-K/A
period 2010-12-31
Epazz Inc
filed 2012-03-05
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Fay Passley, a related party and the mother of our Chief Executive Officer, Shaun Passley, for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. Fay Passley will begin to earn these shares on July 29, 2012.

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

Third Party Lender Note

On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “ Third Party Lender  Note” and “ Third Party Lender ”).  The  Third Party Lender  Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the  Third Party Lender  Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender  Note is due and payable on September 30, 2020.  The repayment of the  Third Party Lender  Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement. Additionally, the  Third Party Lender  Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The  Third Party Lender Note is also secured by a mortgage on the properties of related parties and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until  Third Party Lender  is paid in full.  Finally, Shaun Passley agreed to further secure the  Third Party Lender  Note with the proceeds of a personal insurance policy, equal at least to the amount of the  Third Party Lender  Note.  An aggregate of $125,000 received in connection with the  Third Party Lender  Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 will be used for working capital, and $10,000 was paid in closing costs associated with the note.

On September 30, 2010, Epazz, Inc. acquired 100% of the voting rights and the net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816  6% 10 year seller note payable.  The purchase resulted in goodwill of $203,588.  The reason for this purchase was to expand Epazz, Inc.’s operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

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

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009
Revenue	955,092	708,458

Operating Expense
General and Administrative	638,637	692,808
Depreciation and Amortization	103,081	47,208
Total Operating Expense	741,718	740,016

Operating Income/(Loss)	213,374	(31,558)

Other Income and Expense
Interest Income	157	4
Interest Expense	(74,408)	(53,662)
Total Other Income and Expense	(74,251)	(53,658)

Net Income/ (Loss)	139,123	(85,216)

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,481,799 as of December 31, 2010, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2010, we owed approximately $1,060,971  in outstanding notes payable, which included $108,095 owed on our capital leases;  $269,985 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of December 31, 2010.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, and $386,788 to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  As of December 31, 2010, the Company had an accumulated deficit of $1,867,872 and negative working capital of $240,718.   Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth.

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2009.

For the year ended December 31, 2010 we had revenue of $705,005 compared to revenue of $359,961 for the year ended December 31, 2009, an increase of $345,044 or 960% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.  The increase is also attributable to the sales generated by our subsidiary, IntelliSys, Inc., which was acquired in September 2010.

General and administrative expenses increased by $77,723 or 24% to $404,619 for the year ended December 31, 2010 compared to general and administrative expense of $326,896 for the year ended December 31, 2009.  The increase in general and administrative expense is due mainly to the increase in expenses from the newly acquired subsidiary IntelliSys, Inc.

We had depreciation and amortization expense of $103,081 for the year ended December 31, 2010 as compared to $34,826 for the year ended December 31, 2009, an increase of $68,255 or 196% from the prior period.  This increase is due the depreciation and amortization related to assets acquired in 2010.

Total operating expenses for the year ended December 31, 2010 were $507,700, compared to $361,722 for the year ended December 31, 2009, an increase of $145,978 or 40% from the prior period.  We had operating income of $197,305 for the year ended December 31, 2010 compared to operating loss of $1,761 for the year ended December 31, 2009, an increase of $199,066 from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.  The increase in operating income is also due to the revenue earned by the newly acquired subsidiary IntelliSys, Inc.

Interest expense was $73,344 for the year ended December 31, 2010 compared to $52,923 for the year ended December 31, 2009, a increase of $20,421 or 39% from the prior period. Interest expense increased due mainly to the interest charged on leased equipment acquired during 2010.

We had net income of $124,118 for the year ended December 31, 2010 compared to a net loss of $54,680 for the year ended December 31, 2009, an increase of $178,798 from the prior period.  The increase in net income was mainly due to the deferred revenue recognized during 2010 and revenue received from the newly acquired subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $347,030 as of December 31, 2010, consisting of cash of $40,613, accounts receivable of $294,532, other current assets (security deposit) of $8,252 and deferred financing costs of $3,633.

We had non-current assets of $864,740 as of December 31, 2010, consisting of property and equipment, net of accumulated depreciation of $241,174;  intangible assets, net of accumulated amortization of $419,978,  $203,588 of goodwill associated with the purchase of IntelliSys, Inc., and $1,000,000 of prepaid expense associated with the July 2010 stock issuances as described below.

We had total current liabilities of $587,748 as of December 31, 2010, consisting of $153,937 of accounts payable and accrued liabilities, $266,891 of deferred revenues, $55,800 of the current portion of capitalized leases and $111,120 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc. as described below.

We had negative working capital of $240,718 and a total accumulated deficit of $1,867,872 as of December 31, 2010.

We had total liabilities of $1,481,799 as of December 31, 2010, which included total current liabilities of $587,748 and long-term note payable, net of current portion of $275,668, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $269,985 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $202,364 for the year ended December 31, 2010, which was mainly due to $124,118 of net income offset by $103,081 of depreciation and amortization expense, $204,636 in changes to accounts receivable, $8,252 in changes to other assets and $188,053 in changes to current liabilities.

We had $427,918 of net cash used in investing activities for the year ended December 31, 2010, which was due to $303,236 in purchases of property and equipment and $124,682 relating to the Company’s recent acquisition of IntelliSys, Inc.

We had $218,892 of net cash provided by financing activities during the year ended December 31, 2010, which represented proceeds from loans payable and capitalized leases of $337,019, proceeds from related party loan payable of $170,371, repayment of long term debt and capital leases of $131,627 and repayment of related party loan payable of $156,871.

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

/s/Lake & Associates, CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois Except Notes 9 and 10 March 4, 2012

EPAZZ, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	Restated (see note 10) December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$40,613	$47,275
Accounts Receivable	294,532	74,533
Deferred Financing Cost, Current	3,633	3,334
Other Current Assets	8,252	-
Total Current Assets	347,030	125,142

Property and Equipment, net	241,174	2,949
Intangible Assets, net	419,978	399,578
Goodwill	203,588	-
Deferred Financing Cost	-	3,633

TOTAL ASSETS	$1,211,770	$531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$153,937	$35,898
Deferred Revenue	266,891	103,288
Current Portion of Capitalized Lease	55,800	-
Current Portion of Long Term Debt	111,120	76,436
Total Current Liabilities	$587,748	$215,622

Loan payable, net of current portion	275,668	57,242
Related Party Loan Payable – Star Financial	296,103	296,100
Other Related Party Loan Payable	269,985	269,985
Long-term line of credit	-	100,000
Capitalized Lease, net of current portion	52,295	-
Total Liabilities	$1,481,799	$925,449

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	54,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,268,360	1,518,360
Accumulated Deficit	(1,867,872)	(1,991,990)
Total Stockholders' Equity (Deficit)	(270,029)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,211,770	$531,302

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

	Restated (see note 10) 2010	2009

Revenue	705,005	359,961

Operating Expenses
General and Administrative	404,619	326,896
Depreciation and Amortization	103,081	34,826

Total Operating Expense	507,700	361,722

Operating Income (Loss)	197,305	(1,761)

Other Income and Expense
Interest Income	157	4
Interest Expense	(73,344)	(52,923)
Total Other Income and Expense	(73,187)	(52,919)

Net Income (Loss)	124,118	(54,680)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

Years Ended December 31, 2010 and 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008	3,948,294	$39,483	2,500,000	$25,000	$1,396,360	$(1,937,310)	$(476,467)
Net Loss						$(54,680)	$(54,680)
Shares Issued	19,000,000	$19,000			$158,000)		$177,000
Shares Cancelled	(4,000,000)	$(4,000)			(36,000)		$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			(250,000)
Net Income						$124,118	$124,118
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$1,268,360	$(1,867,872)	$(270,029)

See notes to consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

	Restated (see note 10) 2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$124,118	$(54,680)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	99,747	30,568
Decrease in Deferred Financing Costs	3,334	4,258
Change in Accounts Receivable	(204,636)	(39,235)
Change in Other Assets	(8,252)	-
Expenses Paid by Stock Options	-	131,000
Change in Current Liabilities and Deferred Revenue	188,053	(24,284)
Net cash provided by operating activities	$202,364	$47,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Assets	(303,236)	$(883)
Acquisition	(124,682)	-
Net cash used for investing activities	(427,918)	$(883)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capitalized Leases	(131,627)	$(71,279)
Payments on Notes Payable- Related Party	(156,871)
Proceeds from Loan Payable and Capitalized Leases	337,019
Proceeds from Related Party Loan Payable	170,371	66,323
Net cash provided by (used for) financing activities	$218,892	$(4,956)

NET CHANGE IN CASH	$(6,662)	$41,788

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$40,613	$47,275
Supplemental Disclosures:
Interest paid	$73,344	$11,894
Non-cash transaction:		-
Purchase of Subsidiary through notes payable	$30,816
Note payable converted to stock	-	$6,000

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

NOTE 2 – GOING CONCERN

As of December 31, 2010, Epazz had an accumulated deficit of $1,867,872 and  working capital deficit of $240,718. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$530,720
Less: accumulated amortization		(110,742)
Intangible assets, net		419,978

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the twelve months ended December 31, 2010, Epazz borrowed an additional $170,371 from related parties.  As of December 31, 2010, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of December 31, 2010.

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

NOTE 9.   AQUISITIONS

On September 30, 2010, Epazz, Inc. acquired the voting rights and the net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816 6% 10 year seller note.  The purchase resulted in goodwill of $203,588.  The reason for the purchase was to expand Epazz, Inc. operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Assets – (Software and Customer list)	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009

Revenue	$955,092	$348,497

Operating Expenses
General and Administrative	638,637	365,912
Depreciation and Amortization	103,081	12,382
Total Operating Expense	741,718	378,294

Operating Income (Loss)	213,374	(29,797)

Other Income and Expense
Interest Income	157	-
Interest Expense	(74,408)	(739)
Total Other Income and Expense	(74,251)	(739)

Net Income/ (Loss)	139,123	(30,536)
Earnings Per Share

NOTE 10 - EXPLANATION OF OUR RESTATEMENT

Epazz, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “First Amendment”) to its Annual Report for the Annual period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”).   The condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and the six months ending June 30, 2011 require restatement in order to correct errors related to the following:

The company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary IntelliSys, Inc.  Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded.  Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition.  The company also determined that it had omitted accrued liabilities that should have been recorded on the balance sheet dated December 31, 2010.  Accounts payable and accrued liabilities have been adjusted to correct this omission.

The company also determined that it did not properly record stock issued in exchange for services rendered.  Accordingly, the stock transaction, which was originally recorded to prepaid expense has been reclassified to the company’s equity account.

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

ASSETS

Current Assets
Cash	40,013	600	40,613
Accounts Receivable	294,532		294,532
Deferred Financing Cost, Current	3,633		3,633
Other Current Assets	8,852	(600)	8,252
Total Current Assets	347,030		347,030

Property and Equipment, net	238,010	3,164	241,174
Intangible Assets, net	407,944	12,034	419,978
Goodwill	-	203,588	203,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	1,992,984	(781,214)	1,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	133,165	20,772	153,937
Deferred Revenue	266,891		266,891
Current Portion of Capitalized Lease	55,800		55,800
Current Portion of Long Term Debt	111,120		111,120
Total Current Liabilities	566,976	20,772	587,748

Loan payable, net of current portion	275,668		275,668
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	269,985		269,985
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,461,027	20,772	1,481,799

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(2,065,886)	198,014	(1,867,872)
Total Stockholder’ Deficit	531,957	(801,986)	(270,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,992,984	(781,214)	1,211,770

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

For the Year Ending     December 31, 2010

	As Originally Reported	Adjustments	As Restated

REVENUE	898,692	(193,687)	705,005

Operating Expenses
General and Administrative	638,506	(233,887)	404,619
Depreciation and Amortization	106,245	(3,164)	103,081
Other Operating Expense

Total Operating Expense	744,751	(237,051)	507,700

Operating Profit/(Loss)	153,941	43,364	197,305

Other Income and Expense
Interest Income	25	132	157
Interest Expense	(74,408)	1,064	(73,344)
Total Other Income and Expense	(74,383)	1196	(73,187)

Net Income/(Loss)	79,558	44,560	124,118

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	79,558	44,560	124,118
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	102,911	(3,164)	99,747
Decrease in Deferred Financing Cost	3,334		3,334
Change in Accounts Receivable	(219,999)	15,363	(204,636)
Change in Other Assets	(8,852)	600	(8,252)
Change in Current Liabilities and Deferred Revenue	260,870	(72,817)	188,053

Net cash provided by (used for) operating activities	217,822	(15,458)	202,364

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(346,338)	43,102	(303,236)
Acquisition	(153,454)	28,772	(124,682)

Net cash used for investing activities	(499,792)	71,874	(427,918)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(131,627)		(131,627)
Payments on Notes Payable – Related Party	(156,871)		(156,871)
Proceeds from Long Term Debt and Capital Leases	392,835	(55,816)	337,019
Proceeds from Notes Payable – Related Party	170,371		170,371

Net cash provided by (used for) financing activities	274,708	(55,816)	218,892

NET CHANGE IN CASH	(7,262)	600	(6,662)

CASH AT BEGINNING OF PERIOD	47,275		47,275

CASH AT END OF PERIOD	40,013	600	40,613

Supplemental Disclosures:

Interest paid	24,563		(73,344)
Non-cash transactions:
Common stock issued in exchange for services and interest payment on related party debt	1,000,000

     Purchase of subsidiary through note payable

$30,816

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

IntelliSys, Inc., a Wisconsin corporation

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

 Date: April 15, 2011

By: /s/ Shaun Passley

Shaun Passley

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Shaun Passley, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Epazz, Inc. on Form 10-K for the annual period ended December 31, 2010 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Epazz, Inc.

By:/s/ Shaun Passley

Shaun Passley

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

April 15, 2011