Form 10-Q/A
period 2011-03-31
Epazz Inc
filed 2012-03-05
CIK 1335239

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

The number of shares of the issuer’s Series A common stock outstanding as of March 31, 2011 ___, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of March 31, 2011 and December 31, 2010

	Restated March 31,	Audited Restated December 31,
	2011	2010
ASSETS
Current Assets
Cash	$105,378	40,013
Accounts Receivable	134,514	294,532
Deferred Financing Cost, Current	2,955	3,633
Other Current Assets	8,852	8,852
Total Current Assets	251,699	347,030

Property and Equipment, net	225,546	241,174
Intangible Assets, net	412,583	419,978
Goodwill	203,588	203,588
Deferred Financing Cost	-	-
Prepaid Expense
TOTAL ASSETS	$1,093,416	1,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	$129,443	153,937
Deferred Revenue	210,257	266,891

Current Portion of Capitalized Lease	54,224	55,800
Current Portion of Long Term Debt	81,607	111,120
Total Current Liabilities	$475,531	587,748

Loan payable, net of current portion	$257,675	275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	255,957	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,337,561	1,481,799

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,268,360	1,268,360
Accumulated Deficit	(1,841,988)	(1,867,872)
Total Stockholders' Deficit	(244,145)	(270,029)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,093,416	1,211,770

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

Weighted average common shares outstanding

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 25,884	(44,277)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	23,706	9,684
Change in Accounts Receivable	160,018	54,812
Change in Other Assets	-	(3,252)
Change in Accounts Payable	(24,498)	12,993
Change in Deferred Revenue	(56,634)	(28,046)
Net cash provided by operating activities	$ 128,476	1,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(20,157)
Net cash used for investing activities	-	(20,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (49,082)	(18,638)
Repayment of Related Party Loan Payable	(51,294)	(3,771)
Proceeds from Related Party Loan Payable	37,265	-
Net cash used for financing activities	$ (63,111)	(22,409)

NET CHANGE IN CASH	$ 65,365	(40,652)

CASH AT BEGINNING OF PERIOD	40,013	47,275

CASH AT END OF PERIOD	$ 105,378	6,623
Supplemental Disclosures:
Interest paid	$ (10,937)	$ (4,115)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of March 31, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$(1,520,545)	$ (59,702)
Net loss						(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$ (1,673,203)	$ (212,360)
Net loss						(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014	$ (1,937,310)	$ (476,467)
Net Loss						$(54,680)	$(54,680)
Shares Issued	19,000,000	$190,000			$(13,000)		$ 177,000
Shares Cancelled	(4,000,000)	$(40,000)					$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			(250,000)
Net Income						$124,118	$124,118
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$1,268,360	$(1,867,872)	$(270,029)
Net Income						25,880	25,880
Balance at March 31, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	(1,845,156)	752,687

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

NOTE 2 – GOING CONCERN

As of March 31, 2011, Epazz had an accumulated deficit of $1,841,988 and a working capital deficit of $223,832. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 530,725
Less: accumulated amortization		(118,142)
Intangible assets, net		$ 362,578

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

As part of the purchase of the AutoHire software product, Epazz provided a non-interest bearing promissory note in the amount of $50,000.   The note is payable in monthly installments of $416 beginning May 5, 2010.  At March 31, 2011, the balance of this note was $1,758.

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

NOTE 9 - EXPLANATION OF OUR RESTATEMENT

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

ASSETS

Current Assets
Cash	105,378		105,378
Accounts Receivable	134,514		134,514
Deferred Financing Cost, Current	2,955		2,955
Other Current Assets	8,852		8,852
Total Current Assets	251,699		251,699

Property and Equipment, net	222,382	3,163	225,546
Intangible Assets, net	400,544	12,039	412,583
Goodwill	-	203,588	203,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	1,874,626	(781,210)	1,093,416

LIABILITIES
Accounts Payable and Accrued Liabilities	108,667	20,776	129,443
Deferred Revenue	210,257		210,257
Current Portion of Capitalized Lease	54,224		54,224
Current Portion of Long Term Debt	81,607		81,607
Total Current Liabilities	454,755	20,776	475,531

Loan payable, net of current portion	257,675		257,675
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	255,957		255,957
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,316,785	20,776	1,337,561

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(2,040,002)	198,014	(1,841,988)
Total Stockholder’ Deficit	557,841	(801,986)	244,145

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,874,626	781,210	1,093,416

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

REVENUE	206,183		206,183

Operating Expenses
General and Administrative	145,671		145,671
Depreciation and Amortization	23,706		23,706
Other Operating Expense

Total Operating Expense	169,377		169,377

Operating Profit/(Loss)	36,806		36,806

Other Income and Expense
Interest Income	15		15
Interest Expense	(10,937)		(10,937)
Total Other Income and Expense	(10,922)		(10,922)

Net Income/(Loss)	25,884		25,884

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	25,884		25,884
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	23,706		23,706
Decrease in Deferred Financing Cost
Change in Accounts Receivable	160,018		160,018
Change in Other Assets
Change in Current Liabilities and Deferred Revenue	(81,132)		(81,132)

Net cash provided by (used for) operating activities	128,476		128,476

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment
Acquisition

Net cash used for investing activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(49,082)		(49,082)
Repayment of Notes Payable – Related Party	(51,294)		(51,294)
Proceeds from Long Term Debt and Capital Leases
Proceeds from Notes Payable – Related Party	37,265		37,265

Net cash provided by (used for) financing activities	(63,111)		(63,111)

NET CHANGE IN CASH	65,365		65,365

CASH AT BEGINNING OF PERIOD	40,013		40,013

CASH AT END OF PERIOD	105,378		105,378

Supplemental Disclosures:

Interest paid	10,937		(73,344)

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

On July 28, 2010 the Company issued 20,000,000 shares of .01 par common stock to Shaun Passley for prepaid compensation.  Shaun Passley will begin to earn these shares on January 15, 2011.

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Vivienne Passley for prepaid interest.  Shaun Passley will begin to earn these shares on January 15, 2011.

On July 28, 2010 the Company issued 2,500,000 shares of .01 par common stock to Fay Passley for prepaid interest.  Shaun Passley will begin to earn these shares on January 15, 2011.

As a result of the above mentioned stock split and stock issuances the resulting outstanding shares of common stock as of March 31, 2011 was 30,448,294.

On September 30, 2010, Epazz, Inc. acquired 100% of the voting rights and net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816 6% 10 year seller note payable.  The purchase resulted in goodwill of $203,588.  The reason for the acquisition was to expand Epazz, Inc.’s operations.  According to the purchase method of accounting the acquisition was recorded as follows:

Fair Value	Fair Value

Cash	319	Accounts Payable	49,838
Account Receivable	15,362	Notes Payable	25,000
Fixed Assets, net	5,137	Accrued Expenses	14,932
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset – (Software and Customer list)	200,000	Cash	125,000
		Note payable	30,816
Total Assets	274,406	Total Liabilities and Equity	274,406

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

Three Months Ending 3/31/2010

Revenue	$112,703

Operating Expenses
General and Administrative	169,203
Depreciation and Amortization	9,684
Total Operating Expense	178,887

Operating Loss	(66,184)

Other Income and Expense
Interest Income	-
Interest Expense	(4,478)
Total Other Income and Expense	(4,478)

Net Loss	(70,662)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2011, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

For the three months ended March 31, 2011 we had revenue of $206,183 compared to revenue of $50,760 for the three months ended March 31, 2010, an increase of $155,423 or 306% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $64,437 or 79% to $145,671 for the three months ended March 31, 2011 compared to general and administrative expense of $81,238 for the three months ended March 31, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies.

We had depreciation and amortization expense of $23,706 for the three months ended March 31, 2011 compared to $9,684 for the three months ended March 31, 2010, a increase of $14,022 or 145% from the prior period.  This increase is due the recent software purchase related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the three months ended March 31, 2011 were $169,377, compared to $90,922 for the three months ended March 31, 2010, an increase of $78,455 or 86% from the prior period.

We had operating income of $36,806 for the three months ended March 31, 2011 compared to operating loss of $40,162 for the three months ended March 31, 2010, an increase of $76,968 or 192% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $10,937 for the three months ended March 31, 2011 compared to $4,115 for the three months ended March 31, 2010, an increase of $6,822 or 166% from the prior period. Interest expense increased for the three months ended March 31, 2011 due to the increase in company loans payable at March 31, 2011 as compared to March 31, 2010.

We had a net income of $25,884 for the three months ended March 31, 2011 compared to a net loss of $44,277 for the three months ended March 31, 2010, an increase of $70,161 or 158% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $251,699 as of March 31, 2011, consisting of cash of $105,378, accounts receivable of $134,514, other current assets (security deposit) of $8,852 and current deferred financing costs of $2,955.

We had non-current assets of $841,717 as of March 31, 2011, consisting of property and equipment, net of accumulated depreciation of $225,546; intangible assets, net of accumulated amortization of $412,583, and goodwill associated with the purchase of IntelliSys, Inc. of $203,588.

We had total current liabilities of $475,531 as of March 31, 2011, consisting of $129,443 of accounts payable and accrued liabilities, $210,257 of deferred revenues, $54,224 of the current portion of capitalized leases and $81,607 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc.

We had negative working capital of $223,832 and a total accumulated deficit of $1,841,988 as of March 31, 2011.

We had total liabilities of $1,337,561 as of March 31, 2011, which included total current liabilities of $475,531 and long-term note payable, net of current portion of $257,675, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $255,957 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $128,476 for the three months ended March 31, 2011, which was mainly due to $25,884 of net income and $24,498 in changes in current liabilities and $56,634 in changes to deferred revenue offset by $23,706 of depreciation and amortization expense, and $160,018 in changes to current assets.

We had no net cash used in investing activities for the three months ended March 31, 2011.

We had $63,111 of net cash used for financing activities during the three months ended March 31, 2011, which represented the $49,082 repayment of long term debt and capital leases; $51,294 repayment of related party loans payable and $37,265 of proceeds from related party loans.

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

During the three months ended March 31, 2011, we borrowed an additional $37,265 from Mr. Passley and other related parties. During the three months ended March 31, 2011 we also repaid $51,294 to Mr. Passley and other related parties.   At March 31, 2011, the total principal outstanding was $255,957.  All previously accrued interest associated with these related party loans have been forgiven as of December 31, 2009; accordingly no additional interest has been accrued as of March 31, 2011.

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,337,561 as of March 31, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of March 31, 2011, we owed approximately $997,861  in outstanding notes payable, which included $445,801 payable to third parties $255,957 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of March 31, 2011.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 in December 31, 2009.  The company had a net income of $124,118 for the year ending December 31, 2010 and net income of $25,884 for the three months ended March 31, 2011.  As of March 31, 2011, the Company had an accumulated deficit of $1,841,988 and negative working capital of $223,832.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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