Form 10-Q/A
period 2011-06-30
Epazz Inc
filed 2012-03-05
CIK 1335239

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of June 30, 2011 and December 31, 2010
	Restated	Restated
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$90,458	40,613
Accounts Receivable	201,950	294,532
Deferred Financing Cost, Current	2342	3,633
Other Current Assets	8252	8,252
Total Current Assets	303,002	347,030

Property and Equipment, net	204,288	241,174
Intangible Assets, net	405,178	419,978
Goodwill	203,588	203,588

TOTAL ASSETS	$1,116,056	1,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	$116,594	153,939
Deferred Revenue	204,928	266,891
Current Portion of Capitalized Lease	50,641	55,800
Current Portion of Long Term Debt	61,731	111,120
Total Current Liabilities	$433,894	587,750

Loan payable, net of current portion	$294,067	275,667
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	261,914	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,338,273	1,481,800

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,268,360	1,268,360
Accumulated Deficit	(1,820,060)	(1,867,872)
Total Stockholders' Equity (Deficit)	(222,217)	(270,029)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,116,056	1,211,770

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	235,707	131,382	450,290	182,142

Operating Expenses
General and Administrative	177,438	68,647	330,933	149,885
Depreciation and Amortization Expense	29,271	19,505	52,978	29,189

Total Operating Expense	206,709	88,152	383,911	179,074
Operating Profit	28,998	43,230	66,379	3,068

Other Income and Expense
Interest Income	12	45	27	45
Interest Expense	(13,882)	(7,772)	(18,594)	(11,887)
Total Other Income and Expense	(13,870)	(7,727)	(18,567)	(11,842)

Net Income/(Loss)	15,128	35,503	47,812	(8,774)
Basic and diluted net loss per common share

Weighted average common shares outstanding

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 47,812	(8,774)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,977	30,979
Change in Accounts Receivable	92,587	(13,268)
Change in Other Assets	-	(4,302)
Change in Accounts Payable	(37,787)	(417)
Change in Deferred Revenue	(61,963)	10,807
Net cash provided by operating activities	$ 93,626	15,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(186,188)
Net cash used for investing activities	-	(186,188)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (72,541)	(46,105)
Repayment of Related Party Loan Payable	(74,601)	-
Proceeds from Long Term Debt and Capital Leases	36,831	177,019
Proceeds from Related Party Loan Payable	66,530	7,208
Net cash (used for) provided by financing activities	$ (43,781)	138,122

NET CHANGE IN CASH	$ 49,845	(33,041)

CASH AT BEGINNING OF PERIOD	40,613	47,274

CASH AT END OF PERIOD	$ 90,458	14,233
Supplemental Disclosures:
Interest paid	$ (13,615)	$ (7,987)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of June 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
							(Deficit)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,396,360	$(1,937,310)	$(476,467)
Net Loss						$(54,680)	$(54,680)
Shares Issued	19,000,000	$190,000			$158,000		$177,000
Shares Cancelled	(4,000,000)	$(40,000)			(36,000)		$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360	$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			(250,000)
Net Income						$124,118	$120,954
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$1,268,360	$(1,867,872)	$(270,029)
Net Income						$47,812	$47,812
Balance at June 30, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	(1,820,060)	(222,217)

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

NOTE 2 – GOING CONCERN

As of June 30, 2011, Epazz had an accumulated deficit of $1,820,060 and a working capital deficit of $130,892. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 530,720
Less: accumulated amortization		(125,542)
Intangible assets, net		405,178

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

ASSETS

Current Assets
Cash	89,858	600	90,458
Accounts Receivable	201,950		201,950
Deferred Financing Cost, Current	2,342		2,342
Other Current Assets	8,852	(600)	8,252
Total Current Assets	303,002		303,002

Property and Equipment, net	201,124	3,164	204,288
Intangible Assets, net	355,178	50,000	405,178
Goodwill	253,588	(50,000)	203,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	2,112,892	(996,836)	1,116,056

LIABILITIES
Accounts Payable and Accrued Liabilities	116,151	443	116,594
Deferred Revenue	204,928		204,928
Current Portion of Capitalized Lease	50,641		50,641
Current Portion of Long Term Debt	61,731		61,731
Total Current Liabilities	433,451	443	433,894

Loan payable, net of current portion	257,675	36,392	294,067
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	261,914		261,914
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,301,438	36,835	1,338,273

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(1,786,389)	(33,671)	(1,820,060)
Total Stockholder’ Deficit	(811,454)	(1,033,671)	(222,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,112,892	(996,836)	1,116,056

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Three months ending June 30, 2011	Adjustments	As Restated Three months ending June 30, 2011

REVENUE	282,707	(47,000)	235,707

Operating Expenses
General and Administrative	180,798	(3,360)	177,438
Depreciation and Amortization	29,271		29,271
Other Operating Expense

Total Operating Expense	210,069	(3,360)	206,709

Operating Profit/(Loss)	72,638	(43,640)	28,998

Other Income and Expense
Interest Income	12		12
Interest Expense	(13,882)		(13,882)
Total Other Income and Expense	(13,870)		(13,870)

Net Income/(Loss)	58,768	(43,640)	15,128

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

REVENUE	487,129	(36,839)	450,290

Operating Expenses
General and Administrative	324,709	6,224	330,933
Depreciation and Amortization	52,978		52,978
Other Operating Expense

Total Operating Expense	377,687	6,224	383,911

Operating Profit/(Loss)	109,442	(43,063)	66,379

Other Income and Expense
Interest Income	27		27
Interest Expense	(24,820)	6,226	(18,594)
Total Other Income and Expense	(24,793)		(18,567)
		6,226

Net Income/(Loss)	84,649	(36,837)	47,812

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	84,647	(36,835)	47,812
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,978	(1)	52,977
Decrease in Deferred Financing Cost
Change in Accounts Receivable	92,582	5	92,587
Change in Other Assets
Change in Current Liabilities and Deferred Revenue	(99,750)		(99,750)

Net cash provided by (used for) operating activities	130,457	36,839	93,626

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment
Acquisition

Net cash used for investing activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(72,541)		(72,541)
Repayment of Notes Payable – Related Party	(74,601)		(74,601)
Proceeds from Long Term Debt and Capital Leases		36,831	36,831
Proceeds from Notes Payable – Related Party	66,530		66,530

Net cash provided by (used for) financing activities	(80,612)	36,831	(43,781)

NET CHANGE IN CASH	49,845		49,845

CASH AT BEGINNING OF PERIOD	40,013	600	40,613

CASH AT END OF PERIOD	89,858	600	90,458

Supplemental Disclosures:

Interest paid	10,937		(73,344)

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

	Three Months Ending 6/30/2010	Six Months Ending 6/30/2010

Revenue	$196,825	$309,528

Operating Expenses
General and Administrative	129,056	298,260
Depreciation and Amortization	19,505	29,189
Total Operating Expense	148,561	327,449

Operating Income (Loss)	48,264	(17,921)

Other Income and Expense
Interest Income	45	45
Interest Expense	(8,047)	(12,525)
Total Other Income and Expense	8,002	(12,480)

Net Income (Loss)	$40,262	$(30,401)

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

For the three months ended June 30, 2011 we had revenue of $235,707 compared to revenue of $131,382 for the three months ended June 30, 2010, an increase of $104,325 or 79% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $108,791 or 158% to $177,438 for the three months ended June 30, 2011 compared to general and administrative expense of $68,647 for the three months ended June 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies.

We had depreciation and amortization expense of $29,271 for the three months ended June 30, 2011 compared to $19,505 for the three months ended June 30, 2010, a increase of $9,766 or 50% from the prior period.  This increase is due the recent asset purchases related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the three months ended June 30, 2011 were $206,709, compared to $88,152 for the three months ended June 30, 2010, an increase of $118,557 or 134% from the prior period.

We had operating income of $28,998 for the three months ended June 30, 2011 compared to operating income of $43,230 for the three months ended June 30, 2010, a decrease of $14,232 or 33% from the prior period.  The decrease in operating income was mainly due to the increased operating cost associated with the newly acquired subsidiaries.

Interest expense was $13,882 for the three months ended June 30, 2011 compared to $7,772 for the three months ended June 30, 2010, an increase of $6,110 or 79% from the prior period. Interest expense increased for the three months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010.

We had a net income of $15,128 for the three months ended June 30, 2011 compared to a net income of $35,503 for the three months ended June 30, 2010, a decrease of $20,375 or 57% from the prior period.  The decrease in net income is mainly attributable to the increase in operating cost associated with the newly acquired subsidiaries as well as the deferral of revenues in accordance with the Company’s revenue recognition policy

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

For the six months ended June 30, 2011 we had revenue of $450,290 compared to revenue of $182,142 for the six months ended June 30, 2010, an increase of $268,148 or 147% from the prior period.   The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

General and administrative expenses increased by $181,053 or 121% to $330,933 for the six months ended June 30, 2011 compared to general and administrative expense of $149,885 for the six months ended June 30, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies.

We had depreciation and amortization expense of $52,978 for the six months ended June 30, 2011 compared to $29,189 for the six months ended June 30, 2010, a increase of $23,789 or 81% from the prior period.  This increase is due the recent asset purchases related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the six months ended June 30, 2011 were $383,911, compared to $179,074 for the six months ended June 30, 2010, an increase of $204,837 or 114% from the prior period.

We had operating income of $66,379 for the six months ended June 30, 2011 compared to operating income of $3,068 for the six months ended June 30, 2010, an increase of $63,311 or 2064% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $18,594 for the six months ended June 30, 2011 compared to $11,887 for the six months ended June 30, 2010, an increase of $6,707 or 56% from the prior period. Interest expense increased for the six months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010.

We had a net income of $47,812 for the six months ended June 30, 2011 compared to a net loss of $8,774 for the six months ended June 30, 2010, an increase in net income of $56,586 or 645% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $303,002 as of June 30, 2011, consisting of cash of $90,458, accounts receivable of $201,950, other current assets (security deposit) of $8,252 and current deferred financing costs of $2342.

We had non-current assets of $813,054 as of June 30, 2011, consisting of property and equipment, net of accumulated depreciation of $204,288; intangible assets, net of accumulated amortization of $405,178, and goodwill resulting from the purchase of IntelliSys, Inc. of $203,588.

We had total current liabilities of $433,894 as of June 30, 2011, consisting of $116,594 of accounts payable and accrued liabilities, $204,928 of deferred revenues, $50,641 of the current portion of capitalized leases and $61,731 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and IntelliSys, Inc.

We had negative working capital of $130,892 and a total accumulated deficit of $1,820,060 as of June 30, 2011.

We had total liabilities of $1,338,273 as of June 30, 2011, which included total current liabilities of $433,894 and long-term note payable, net of current portion of $294,067, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $261,914 of other related party debt, and long-term portion of capitalized leases of $52,295.

We had net cash provided by operating activities of $93,626 for the six months ended June 30, 2011, which was mainly due to $47,812 of net income,$92,587 in changes form accounts receivable, $61,963 in changes to deferred revenue and $37,787 in changes in current liabilities offset by $52,977 of depreciation and amortization expense.

We had no net cash used in investing activities for the six months ended June 30, 2011.

We had $43,781 of net cash used for financing activities during the six months ended June 30, 2011, which represented the $72,541 repayment of long term debt and capital leases; $74,601 repayment of related party loans payable, proceeds from long term debt and capital leases of $36,831 and $66,530 of proceeds from related party loans.

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,338,273 as of June 30, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of June 30, 2011, we owed approximately $1,016,751  in outstanding notes payable, which included $433,894 payable to third parties $261,914 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of June 30, 2011.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 in December 31, 2009.  The company had a net income of $124,118 for the year ending December 31, 2010 and net income of $47,812 for the six months ended June 30, 2011.  As of June 30, 2011, the Company had an accumulated deficit of $1,820,060 and negative working capital of $130,892.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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