Form 10-Q/A
period 2011-09-30
Epazz Inc
filed 2012-03-05
CIK 1335239

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of September 30, 2011 and Restated December 31, 2010

	Restated September 30,	Restated December 31,
	2011	2010
ASSETS
Current Assets
Cash	$98,003	40,613
Accounts Receivable	194,897	294,532
Deferred Financing Cost, Current	2,317	3,633
Other Current Assets	13,252	8,252
Total Current Assets	308,469	347,030

Property and Equipment, net	184,187	241,174
Intangible Assets, net	397,778	419,978
Goodwill	203,588	203,588

TOTAL ASSETS	$1,094,022	1,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	$113,085	153,937
Deferred Revenue	204,659	266,891
Current Portion of Capitalized Lease	46,537	55,800
Current Portion of Long Term Debt	145,445	111,120
Derivative Liability	122,289
Total Current Liabilities	$632,015	587,748

Loan payable, net of current portion	257,675	275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	197,906	269,985
Capitalized Lease, net of current portion	38,687	52,295
Total Liabilities	$1,422,386	1,481,799

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483
Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	1,268,360	1,268,360
Accumulated Deficit	(1,926,207)	(1,867,872)
Total Stockholders' Equity (Deficit)	(328,364)	270,029

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,094,022	1,211,770

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	205,724	87,191	646,023	269,332

Operating Expenses
General and Administrative	161,495	70,925	462,198	220,810
Depreciation and Amortization Expense	28,290	22,854	81,627	52,043

Total Operating Expense	189,785	93,779	543,825	272,853
Operating Profit/(Loss)	15,939	(6,588)	102,198	(3,521)

Other Income and Expense
Interest Income	2	12	28	58
Interest Expense	(12,108)	(5,543)	(38,272)	(17,430)
Derivative Expense	(122,289)		(122,289)
Total Other Income and Expense	(134,395)	(5,531)	(160,533)	(17,372)

Net Income/(Loss)	(118,456)	(12,119)	(58,335)	(20,893)
Basic and diluted net loss per common share

Weighted average common shares outstanding

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ (58,335)	(20,893)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	79,187	52,043
Amortization of Deferred Finance Cost	2,441	2,593
Derivative Expense	122,289
Change in Accounts Receivable	99,635	7,417
Change in Other Assets	(5,000)	(8,252)
Change in Accounts Payable and Deferred Revenue	(103,084)	46,142
Net cash provided by operating activities	$ 137,133	79,050

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment		(187,484)
Deferred Financing Cost
Acquisition		(124,682)
Net cash used for investing activities		(312,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (152,644)	(69,347)
Repayment of Related Party Loan Payable	(157,786)	-
Proceeds from Loans Payable and Capital Leases	146,102	330,035
Payment of Deferred Financing Cost	(1,125)
Proceeds from Related Party Loan Payable	85,710	3,542
Net cash (used for) provided by financing activities	$ (79,743)	264,230

NET CHANGE IN CASH	57,390	31,115

CASH AT BEGINNING OF PERIOD	40,613	47,275

CASH AT END OF PERIOD	$98,003	78,390
Supplemental Disclosures:
Interest paid	35,490	17,430

Non Cash Transactions:
Purchase of Subsidiary through Notes Payable		30,816

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of September 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at December 31, 2008	39,482,940	$ 394,829	2,500,000	$ 25,000	$ 1,396,360	$ (1,937,310)	$ (476,467)
Net Loss						$ (54,680)	$ (54,680)
Shares Issued	19,000,000	$ 190,000			$ 158,000		$ 177,000
Shares Cancelled	(4,000,000)	$ (40,000)			(36,000)		$ (40,000)

Balance at December 31, 2009	5,448,294	$ 54,483	2,500,000	$ 25,000	$ 1,518,360	$ (1,991,990)	$ (394,147)
Adjustment to APIC	25,000,000	$ 250,000			(250,000)
Net Income						$ 124,118	$ 124,118

Balance at December 31, 2010	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 1,268,360	$ (1,867,872)	$ 729,971
Net Income						$ (58,335)	$ (58,335)
Balance at September 30, 2011	30,448,294	$ 304,483	2,500,000	$ 25,000	$ 1,268,360	(1,926,207)	(328,364)

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

NOTE 2 – GOING CONCERN

As of September 30, 2011, Epazz had an accumulated deficit of $1,926,207 and a working capital deficit of $323,546. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 530,720
Less: accumulated amortization		(132,942)
Intangible assets, net		397,778

NOTE 4 – LOANS PAYABLE TO RELATED PARTIES

During the nine months ended September 30, 2011, Epazz borrowed an additional $99,611 from related parties.  As of December 31, 2009, all interest related to related party loans payable was forgiven and no additional interest has been accrued as of June 30, 2011.

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

NOTE 6 – CURRENT NOTE PAYABLE

On September 23, 2011, Epazz entered into a 6 month $25,000 note payable agreement with On Deck Capital.  Interest and fees of 1.9% are due on this loan; payments of $230.63 are due daily.  On September 30, 2011, the balance of this loan is $23,450.

On June 28, 2011, Epazz entered into a 9 month $37,500 note payable agreement with Asher Enterprise, Inc.  Principle and interest of 8% is due on March 30, 2012.  On September 30, 2011, the balance of this loan is $37,500.

On January 1, 2011, Epazz entered into a 9 month $14,400 loan payable agreement with MB Financial.  Payments and interest of 13% are due monthly until the note is paid in full.  On September 30, 2011, the balance of this loan is $1,011.

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported September 30, 2011	Adjustments	As Restated September 30, 2011

ASSETS

Current Assets
Cash	98,003		98,003
Accounts Receivable	194,897		194,897
Deferred Financing Cost, Current	2317		2,317
Other Current Assets	13,252		13,252
Total Current Assets	308,469		308,469

Property and Equipment, net	184,187		184,187
Intangible Assets, net	347,778	50,000	397,778
Goodwill	253,588	(50,000)	203,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	2,094,022	(1,000,000)	1,094,022

LIABILITIES
Accounts Payable and Accrued Liabilities	115,238	(2,153)	113,085
Deferred Revenue	204,659		204,659
Current Portion of Capitalized Lease	46,537		46,537
Current Portion of Long Term Debt	145,445		145,445
Derivative Liability	122,289		122,289
Total Current Liabilities	634,168	(2,153)	632,015

Loan payable, net of current portion	257,675		257,675
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	197,906		197,906
Long-term line of credit	-		-
Capitalized Lease, net of current portion	38,687		38,687
Total Liabilities	1,424,539	(2,153)	1,422,386

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(1,928,360)	2,153	(1,926,207)
Total Stockholder’ Deficit	669,483	(997,847)	(328,364)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,094,022	(1,000,000)	1,094,022

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Three months ending September 30, 2011	Adjustments	As Restated Three months ending September 30, 20111

REVENUE	205,724		205,724

Operating Expenses
General and Administrative	161,495		161,495
Depreciation and Amortization	28,290		28,290
Other Operating Expense

Total Operating Expense	189,785		189,785

Operating Profit/(Loss)	15,939		15,939

Other Income and Expense
Interest Income	2		2
Derivative Expense	(122,289)		(122,289)
Interest Expense	(14,261)	2,153	(12,108)
Total Other Income and Expense	(136,548)		(134,395)

Net Income/(Loss)	(120,609)	2,153	(118,456)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Three months ending September 30, 2011	Adjustments	As Restated Three months ending September 30, 20111

REVENUE	646,023		646,023

Operating Expenses
General and Administrative	462,198		462,198
Depreciation and Amortization	81,627		81,627
Other Operating Expense

Total Operating Expense	543,825		543,825

Operating Profit/(Loss)	102,198		102,198

Other Income and Expense
Interest Income	28		28
Derivative Expense	(122,289)		(122,289)
Interest Expense	(40,425)	2,153	(38,272)
Total Other Income and Expense	(162,686)	2,153	(160,533)

Net Income/(Loss)	(60,488)	2,153	(58,335)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported September 30, 2011	Adjustments	As Restated September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	(60,488)	2,153	(58,335)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	79,187		79,187
Decrease in Deferred Financing Cost	2,441		2,441
Derivative Expense	122,289		122,289
Change in Accounts Receivable	99,635		99,635
Change in Other Assets	(5,000)		(5,000)
Change in Current Liabilities and Deferred Revenue	(100,931)	(2,153)	(103,084)

Net cash provided by (used for) operating activities	137,133		137,133

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment
Acquisition

Net cash used for investing activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(152,644)	(152,644)
Repayment of Notes Payable – Related Party	(157,786)	(157,786)
Proceeds from Long Term Debt and Capital Leases	146,102	146,102
Payment of Deferred Financing Cost	(1,125)	(1,125)
Proceeds from Notes Payable – Related Party	85,710	85,710

Net cash provided by (used for) financing activities	(79,743)	(79,743)

NET CHANGE IN CASH	57,390	57,390

CASH AT BEGINNING OF PERIOD	40,613	40,613

CASH AT END OF PERIOD	98,003	98,003

Supplemental Disclosures:

Interest paid	40,425	40,425

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

As a result of the above mentioned stock split and stock issuances the resulting outstanding shares of common stock as of September 30, 2011 was 30,448,294.

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

	Fair Value		Fair Value

Cash	319	Accounts Payable	49,838
Account Receivable	15,362	Notes Payable	25,000
Fixed Assets, net	5,137	Accrued Expenses	14,932
Goodwill	203,588	Deferred Revenue	28,820
Intangible Asset – Software	50,000	Cash	125,000
		Note payable	30,816
Total Assets	274,406	Total Liabilities and Equity	274,406

The following table presents the unaudited proforma results of continuing operations for the three and nine months ended September 30, 2010 as if the retained acquisition had been consummated at the beginning of the year.  The proforma results of continuing operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the year presented or the results which may occur in the future.

Three Months Ending 9/30/2010	Nine Months Ending 9/30/2010

Revenue	$153,492	463,019

Operating Expenses
General and Administrative	164,663	462,971
Depreciation and Amortization	22,202	52,043
Other Operating Expense	-	-
Total Operating Expense	186,865	515,014

Operating Loss	(33,373)	(51,995)

Other Income and Expense
Interest Income	12	58
Interest Expense	(6,102)	(18,626)
Total Other Income and Expense	(6,090)	(18,568)

Net Loss	(39,463)	(70,563)

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

Total operating expenses for the three months ended September 30, 2011 were $189,785, compared to $93,779 for the three months ended September 30, 2010, an increase of $96,006or 102% from the prior period.

We had operating income of $15,939 for the three months ended September 30, 2011 compared to operating loss of $6,588 for the three months ended September 30, 2010, an increase of $22,528 or 342% from the prior period.  The increase in operating income is due to the company recognizing income that was deferred in prior periods and to the increase in income received from the company’s acquired subsidiaries.

Interest expense was $12,108 for the three months ended September 30, 2011 compared to $5,543 for the three months ended September 30, 2010, an increase of $5,234 or 94% from the prior period. Interest expense increased for the three months ended September 30, 2011 due to the increase in loans payable at September 30, 2011 as compared to September 30, 2010, as described below under “Liquidity and Capital Resources”.

We had a net loss of $118,456 for the three months ended September 30, 2011 compared to a net loss of $12,119 for the three months ended September 30, 2010, an increase in net loss of $106,337 or 877% from the prior period.  The increase in net loss is due to the company recognizing derivative expense in the current period.

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

We had operating income of $102,198 for the nine months ended September 30, 2011 compared to operating loss of $3,521 for the nine months ended September 30, 2010, an increase of $105,719 or 3003% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $38,272 for the nine months ended September 30, 2011 compared to $17,430 for the nine months ended September 30, 2010, an increase of $20,842 or 120% from the prior period. Interest expense increased for the nine months ended September 30, 2011 due to the increase in loans payable at September 30, 2011 as compared to September 30, 2010, as described below under “Liquidity and Capital Resources.

We had a net loss of $58,335 for the nine months ended September 30, 2011 compared to a net loss of $20,893 for the nine months ended September 30, 2010, an increase in net loss of $37,442 or 179% from the prior period.  The increase in net loss is mainly attributable to the sales generated by the Company which were deferred and the company recognizing derivative expense in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $308,469 as of September 30, 2011, consisting of cash of $98,003, accounts receivable of $194,897, other current assets of $13,252 and current deferred financing costs of $2,317.

We had non-current assets of $785,553 as of September 30, 2011, consisting of property and equipment, net of accumulated depreciation of $184,187; intangible assets, net of accumulated amortization of $397,778, and goodwill resulting from the purchase of IntelliSys of $203,588.

We had total current liabilities of $632,015 as of September 30, 2011, consisting of $113,085 of accounts payable and accrued liabilities, $204,659 of deferred revenues, $46,537 of the current portion of capitalized leases, $122,289 of derivative liability and $145,445 of the current portion of notes payable.

We had negative working capital of $323,546 and a total accumulated deficit of $1,926,207 as of September 30, 2011.

We had total liabilities of $1,422,386 as of September 30, 2011, which included total current liabilities of $632,015 and long-term note payable, net of current portion of $257,675, which represented payments due on the Note, described below; long-term related party debt of $296,103 which represented amounts payable to Star Financial as described below, $197,906 of other related party debt, and long-term portion of capitalized leases of $38,687.

We had net cash provided by operating activities of $137,133 for the nine months ended September 30, 2011, which was mainly due to $(58,335) of net loss, depreciation and amortization of $81,127, $99,635 in changes in accounts receivable offset by $5,000 in changes to other current assets and $103,084 of changes to deferred revenue and accounts payable.

We did not use any cash for investing activities for the nine month ending September 30, 2011.

We had $79,743 of net cash used for financing activities during the nine months ended September 30, 2011, which represented the $152,644 repayment of long term debt and capital leases and $157,786 of repayment of related party loans payable offset by $146,102 of proceeds from long term debt and capital leases, $1,125 in payment of deferred financing cost and $85,710 of proceeds from related party loans.

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

In June 2008, the Company provided Arthur A. Goes a promissory note in the amount of $225,000 (the “Note”) in connection with the Stock Purchase Agreement entered into with Desk Flex, Inc., Professional Resource Management, Inc. and Mr. Goes.  The Note bears interest at the rate of seven percent (7%) per annum, and all past due principal and interest (which failure to pay such amounts after a fifteen (15) day cure period, shall be defined herein as an “Event of Default”) bear interest at the rate of twelve percent (12%) per annum until paid in full.  The Note, however, additionally provides that the Company shall have two additional fifteen (15) day cure periods during the term of the Note resulting in two thirty (30) day cure periods before an Event of Default occurs.  The principal amount of the Note is due on June 18, 2011.  The Note is payable in monthly installments of $6,947.35, with the first such monthly payment due on September 18, 2008, until such time as this Note is paid in full.  Provided, however, that if the total amount due under the Note is less than any monthly payment, the Company shall only be obligated to pay the remaining balance of the Note.  The Note may be prepaid at any time without penalty.  As of the date of this report, the Company is current with all such monthly payments; however, the Company is currently in a dispute with Mr. Goes regarding who is the responsible party for the payment of certain accounting fees associated with the audit and review of the financial statements of DFI and PRMI.  As of September 30, 2011, this note has been paid in full.

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

 RISKS RELATED TO OUR BUSINESS

We owed a total of $1,422,386 as of September 30, 2011, to repay our liabilities and we will need to raise additional funds in the future to repay these obligations and continue our operations and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of September 30, 2011, we owed approximately $1,104,642  in outstanding notes payable, which included $438,344 payable to third parties $197,906 owed to our Chief Executive and other related parties, the interest of which has been forgiven as of December 31, 2009 and which has not accrued any interest as of June 30, 2011and  derivative liability of $122,289.  We also owed $296,103 to Star Financial (as described above) in connection with the June 2008 Note, We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital.

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

The Company has yet to generate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  The Company had  net income of $124,118 for the year ending December 31, 2010 and net loss of $58,335 for the nine months ended September 30, 2011.  As of September 30, 2011, the Company had an accumulated deficit of $1,926,207 and negative working capital of $323,546.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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

Because of the nature of our business, we may become subject to material claims of infringement by competitors and other third-parties with respect to current or future software applications, trademarks or other proprietary rights. Our competitors, some of which may have substantially greater resources than us and have made significant investments in competing technologies or products, may have, or seek to apply for and obtain, patents that will prevent, limit or interfere with our ability to make, use and sell our current and future products, and we may not be successful in defending allegations of infringement of these patents. Further, we may not be aware of all of the patents and other intellectual property rights owned by third-parties that may be potentially adverse to our interests. We may need to resort to litigation to enforce our proprietary rights or to determine the scope and validity of a third party’s patents or other proprietary rights, including whether any of our products or processes infringe the patents or other proprietary rights of third-parties. The outcome of any such proceedings is uncertain and, if unfavorable, could significantly harm our business. If we do not prevail in this type of litigation, we may be required to:

● pay damages, including actual monetary damages, royalties, lost profits or other damages and third-party ’ s attorneys ’ fees, which may be substantial;

● expend significant time and resources to modify or redesign the affected products or procedures so that they do not infringe a third-party ’ s patents or other intellectual property rights; further, there can be no assurance that we will be successful in modifying or redesigning the affected products or procedures;

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

By:/s/ Shaun Passley

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

By:/s/ Shaun Passley

Shaun Passley,

Chief Executive Officer and Chief Financial Officer

(Principal Executive Officer and Principal Accounting Officer)

SECURITIES PURCHASE AGREEMENT

This SECURITIES PURCHASE AGREEMENT (the “Agreement”), dated as of , by and between , a  corporation, with headquarters located at ,  (the “Company”), and  ASHER ENTERPRISES, INC. , a Delaware corporation, with its address at 1 Linden Place, Suite 207, Great Neck, NY 11021 (the “Buyer”).

WHEREAS:

A.

The Company and the Buyer are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

B.

Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $ (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $ par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

C.

The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto; and

NOW THEREFORE, the Company and the Buyer severally (and not jointly) hereby agree as follows:

1.

Purchase and Sale of Note.

a.

Purchase of Note.  On the Closing Date (as defined below), the Company shall issue and sell to the Buyer and the Buyer agrees to purchase from the Company such principal amount of Note as is set forth immediately below the Buyer’s name on the signature pages hereto.

b.

Form of Payment.  On the Closing Date (as defined below), (i) the Buyer shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the Company, in accordance with the Company’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below the Buyer’s name on the signature pages hereto, and (ii) the Company shall deliver such duly executed Note on behalf of the Company, to the Buyer, against delivery of such Purchase Price.

c.

Closing Date.  Subject to the satisfaction (or written waiver) of the conditions thereto set forth in Section 6 and Section 7 below, the date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be 12:00 noon, Eastern Standard Time on or about , or such other mutually agreed upon time.  The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties.

2.

Buyer’s Representations and Warranties.  The Buyer represents and warrants to the Company that:

a.

Investment Purpose.  As of the date hereof, the Buyer is purchasing the Note and the shares of Common Stock issuable upon conversion of or otherwise pursuant to the Note (including, without limitation, such additional shares of Common Stock, if any, as are issuable (i) on account of interest on the Note or (ii) as a result of the events described in Sections 1.3 and 1.4(g) of the Note, such shares of Common Stock being collectively referred to herein as the “Conversion Shares” and, collectively with the Note, the “Securities”) for its own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or under the 1933 Act or pursuant to Rule 144 transactions;  provided ,  however , that by making the representations herein, the Buyer does not agree to hold any of the Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with or pursuant to a registration statement or an exemption under the 1933 Act.

b.

Accredited Investor Status.  The Buyer is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D (an “Accredited Investor”).

c.

Reliance on Exemptions.  The Buyer understands that the Securities are being offered and sold to it in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of, and the Buyer’s compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Securities.

d.

Information.  The Buyer and its advisors, if any, have been, and for so long as the Note remain outstanding will continue to be, furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities which have been requested by the Buyer or its advisors.  The Buyer and its advisors, if any, have been, and for so long as the Note remain outstanding will continue to be, afforded the opportunity to ask questions of the Company.  Notwithstanding the foregoing, the Company has not disclosed to the Buyer any material nonpublic information and will not disclose such information unless such information is disclosed to the public prior to or promptly following such disclosure to the Buyer.  Neither such inquiries nor any other due diligence investigation conducted by Buyer or any of its advisors or representatives shall modify, amend or affect Buyer’s right to rely on the Company’s representations and warranties contained in Section 3 below.  The Buyer understands that its investment in the Securities involves a significant degree of risk. The Buyer is not aware of any facts that may constitute a breach of any of the Company's representations and warranties made herein.

e.

Governmental Review.  The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed upon or made any recommendation or endorsement of the Securities.

f.

Transfer or Re-sale.  The Buyer understands that (i) the sale or re-sale of the Securities has not been and is not being registered under the 1933 Act or any applicable state securities laws, and the Securities may not be transferred unless (a) the Securities are sold pursuant to an effective registration statement under the 1933 Act, (b) the Buyer shall have delivered to the Company, at the cost of the Buyer, an opinion of counsel that shall be in form, of the Form of Opinion attached as Exhibit A to the Agreement to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration, which opinion shall be accepted by the Company, (c) the Securities are sold or transferred to an “affiliate” (as defined in Rule 144 promulgated under the 1933 Act (or a successor rule) (“Rule 144”)) of the Buyer who agrees to sell or otherwise transfer the Securities only in accordance with this Section 2(f) and who is an Accredited Investor, (d) the Securities are sold pursuant to Rule 144 (accompanied by a legal opinion), or (e) the Securities are sold pursuant to Regulation S under the 1933 Act (or a successor rule) (“Regulation S”), and the Buyer shall have delivered to the Company, at the cost of the Buyer, an opinion of counsel that shall be in form, substance and scope customary for opinions of counsel in corporate transactions, which opinion shall be accepted by the Company; (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of said Rule and further, if said Rule is not applicable, any re-sale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register such Securities under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder (in each case).  Notwithstanding the foregoing or anything else contained herein to the contrary, the Securities may be pledged as collateral in connection with a  bona fide  margin account or other lending arrangement.

g.

Legends.  The Buyer understands that the Note and, until such time as the Conversion Shares have been registered under the 1933 Act may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold, the Conversion Shares shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the certificates for such Securities):

“NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE EXERCISABLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE

STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.”

The legend set forth above shall be removed and the Company shall issue a certificate without such legend to the holder of any Security upon which it is stamped, if, unless otherwise required by applicable state securities laws, (a) such Security is registered for sale under an effective registration statement filed under the 1933 Act or otherwise may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold, or (b) such holder provides the Company with an opinion of counsel, in the Form of Opinion attached as Exhibit A to the Agreement to the effect that a public sale or transfer of such Security may be made without registration under the 1933 Act, which opinion shall be accepted by the Company so that the sale or transfer is effected.  The Buyer agrees to sell all Securities, including those represented by a certificate(s) from which the legend has been removed, in compliance with applicable prospectus delivery requirements, if any. In the event that the Company does not accept the opinion of counsel provided by the Buyer with respect to the transfer of Securities pursuant to an exemption from registration, such as Rule 144 or Regulation S, at the Deadline, it will be considered an Event of Default pursuant to Section 3.2 of the Note.

h.

Authorization; Enforcement. This Agreement has been duly and validly authorized.  This Agreement has been duly executed and delivered on behalf of the Buyer, and this Agreement constitutes a valid and binding agreement of the Buyer enforceable in accordance with its terms.

i.

Residency.  The Buyer is a resident of the jurisdiction set forth immediately below the Buyer’s name on the signature pages hereto.

3.

Representations and Warranties of the Company.  The Company represents and warrants to the Buyer that:

a.

Organization and Qualification.  The Company and each of its Subsidiaries (as defined below), if any, is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, with full power and authority (corporate and other) to own, lease, use and operate its properties and to carry on its business as and where now owned, leased, used, operated and conducted.  Schedule 3(a) sets forth a list of all of the Subsidiaries of the Company and the jurisdiction in which each is incorporated.  The Company and each of its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership or use of property or the nature of the business conducted by it makes such qualification necessary except where the failure to be so qualified or in good standing would not have a Material Adverse Effect.  “Material Adverse Effect” means any material adverse effect on the business, operations, assets, financial condition or prospects of the Company or its Subsidiaries, if any, taken as a whole, or on the transactions contemplated hereby or by the agreements or instruments to be entered into in connection herewith.  “Subsidiaries” means any corporation or other organization, whether incorporated or unincorporated, in which the Company owns, directly or indirectly, any equity or other ownership interest.

b.

Authorization; Enforcement.  (i) The Company has all requisite corporate power and authority to enter into and perform this Agreement, the Note and to consummate the transactions contemplated hereby and thereby and to issue the Securities, in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Note by the Company and the consummation by it of the transactions contemplated hereby and thereby (including without limitation, the issuance of the Note and the issuance and reservation for issuance of the Conversion Shares issuable upon conversion or exercise thereof) have been duly authorized by the Company’s Board of Directors and no further consent or authorization of the Company, its Board of Directors, or its shareholders is required, (iii) this Agreement has been duly executed and delivered by the Company by its authorized representative, and such authorized representative is the true and official representative with authority to sign this Agreement and the other documents executed in connection herewith and bind the Company accordingly, and (iv) this Agreement constitutes, and upon execution and delivery by the Company of the Note, each of such instruments will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

c.

Capitalization.  As of the date hereof, the authorized capital stock of the Company consists of: (i) 60,000,000 shares of Common Stock, Series A $ par value per share, of which 30,448,294 shares are issued and outstanding; and (ii) 60,000,000 shares of Common Stock, Series B, $0.01 par value per share, of which 2,500,000 shares are issued and outstanding; no shares are reserved for issuance pursuant to the Company’s stock option plans, no shares are reserved for issuance pursuant to securities (other than the Note) exercisable for, or convertible into or exchangeable for shares of Common Stock and  shares are reserved for issuance upon conversion of the Note.  All of such outstanding shares of capital stock are, or upon issuance will be, duly authorized, validly issued, fully paid and non-assessable.  No shares of capital stock of the Company are subject to preemptive rights or any other similar rights of the shareholders of the Company or any liens or encumbrances imposed through the actions or failure to act of the Company.  As of the effective date of this Agreement, (i) there are no outstanding options, warrants, scrip, rights to subscribe for, puts, calls, rights of first refusal, agreements, understandings, claims or other commitments or rights of any character whatsoever relating to, or securities or rights convertible into or exchangeable for any shares of capital stock of the Company or any of its Subsidiaries, or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries, (ii) there are no agreements or arrangements under which the Company or any of its Subsidiaries is obligated to register the sale of any of its or their securities under the 1933 Act and (iii) there are no anti-dilution or price adjustment provisions contained in any security issued by the Company (or in any agreement providing rights to security holders) that will be triggered by the issuance of the Note or the Conversion Shares.  The Company has furnished to the Buyer true and correct copies of the Company’s Certificate of Incorporation as in effect on the date hereof (“Certificate of Incorporation”), the Company’s By-laws, as in effect on the date hereof (the “By-laws”), and the terms of all securities convertible into or exercisable for Common Stock of the Company and the material rights of the holders thereof in respect thereto.  The Company shall provide the Buyer with a written update of this representation signed by the Company’s Chief Executive on behalf of the Company as of the Closing Date.

d.

Issuance of Shares.  The Conversion Shares are duly authorized and reserved for issuance and, upon conversion of the Note in accordance with its respective terms, will be validly issued, fully paid and non-assessable, and free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Company and will not impose personal liability upon the holder thereof.

e.

Acknowledgment of Dilution.  The Company understands and acknowledges the potentially dilutive effect to the Common Stock upon the issuance of the Conversion Shares upon conversion of the Note.  The Company further acknowledges that its obligation to issue Conversion Shares upon conversion of the Note in accordance with this Agreement, the Note is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other shareholders of the Company.

f.

No Conflicts.  The execution, delivery and performance of this Agreement, the Note by the Company and the consummation by the Company of the transactions contemplated hereby and thereby (including, without limitation, the issuance and reservation for issuance of the Conversion Shares) will not (i) conflict with or result in a violation of any provision of the Certificate of Incorporation or By-laws, or (ii) violate or conflict with, or result in a breach of any provision of, or constitute a default (or an event which with notice or lapse of time or both could become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture, patent, patent license or instrument to which the Company or any of its Subsidiaries is a party, or (iii)  result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and regulations of any self-regulatory organizations to which the Company or its securities are subject) applicable to the Company or any of its Subsidiaries or by which any property or asset of the Company or any of its Subsidiaries is bound or affected (except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect).

Neither the Company nor any of its Subsidiaries is in violation of its Certificate of Incorporation, By-laws or other organizational documents and neither the Company nor any of its Subsidiaries is in default (and no event has occurred which with notice or lapse of time or both could put the Company or any of its Subsidiaries in default) under, and neither the Company nor any of its Subsidiaries has taken any action or failed to take any action that would give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its Subsidiaries is a party or by which any property or assets of the Company or any of its Subsidiaries is bound or affected, except for possible defaults as would not, individually or in the aggregate, have a Material Adverse Effect. The businesses of the Company and its Subsidiaries, if any, are not being conducted, and shall not be conducted so long as the Buyer owns any of the Securities, in violation of any law, ordinance or regulation of any governmental entity.  Except as specifically contemplated by this Agreement and as required under the 1933 Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court, governmental agency, regulatory agency, self regulatory organization or stock market or any third party in order for it to execute, deliver or perform any of its obligations under this Agreement, the Note in accordance with the terms hereof or thereof or to issue and sell the Note in accordance with the terms hereof and to issue the Conversion Shares upon conversion of the Note.  All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof.  The Company is not in violation of the listing requirements of the Over-the-Counter Bulletin Board (the “OTCBB”) and does not reasonably anticipate that the Common Stock will be delisted by the OTCBB in the foreseeable future.  The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

g.

SEC Documents; Financial Statements.  The Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”) (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents (other than exhibits to such documents) incorporated by reference therein, being hereinafter referred to herein as the “SEC Documents”).  Upon written request the Company will deliver to the Buyer true and complete copies of the SEC Documents, except for such exhibits and incorporated documents.  As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.  None of the statements made in any such SEC Documents is, or has been, required to be amended or updated under applicable law (except for such statements as have been amended or updated in subsequent filings prior the date hereof).  As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles, consistently applied, during the periods involved  and fairly present in all material respects the consolidated financial position of the Company and its consolidated Subsidiaries as of the dates thereof and the consolidated results of their operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).  Except as set forth in the financial statements of the Company included in the SEC Documents, the Company has no liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to , and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under generally accepted accounting principles to be reflected in such financial statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company. The Company is subject to the reporting requirements of the 1934 Act.

h.

Absence of Certain Changes.  Since , there has been no material adverse change and no material adverse development in the assets, liabilities, business, properties, operations, financial condition, results of operations, prospects or 1934 Act reporting status of the Company or any of its Subsidiaries.

i.

Absence of Litigation.  There is no action, suit, claim, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company or any of its Subsidiaries, threatened against or affecting the Company or any of its Subsidiaries, or their officers or directors in their capacity as such, that could have a Material Adverse Effect.  Schedule 3(i) contains a complete list and summary description of any pending or, to the knowledge of the Company, threatened proceeding against or affecting the Company or any of its Subsidiaries, without regard to whether it would have a Material Adverse Effect.  The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

j.

Patents, Copyrights, etc.  The Company and each of its Subsidiaries owns or possesses the requisite licenses or rights to use all patents, patent applications, patent rights, inventions, know-how, trade secrets, trademarks, trademark applications, service marks, service names, trade names and copyrights (“Intellectual Property”) necessary to enable it to conduct its business as now operated (and, as presently contemplated to be operated in the future); there is no claim or action by any person pertaining to, or proceeding pending, or to the Company’s knowledge threatened, which challenges the right of the Company or of a Subsidiary with respect to any Intellectual Property necessary to enable it to conduct its business as now operated (and, as presently contemplated to be operated in the future); to the best of the Company’s knowledge, the Company’s or its Subsidiaries’ current and intended products, services and processes do not infringe on any Intellectual Property or other rights held by any person; and the Company is unaware of any facts or circumstances which might give rise to any of the foregoing.  The Company and each of its Subsidiaries have taken reasonable security measures to protect the secrecy, confidentiality and value of their Intellectual Property.

k.

No Materially Adverse Contracts, Etc.  Neither the Company nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company’s officers has or is expected in the future to have a Material Adverse Effect.  Neither the Company nor any of its Subsidiaries is a party to any contract or agreement which in the judgment of the Company’s officers has or is expected to have a Material Adverse Effect.

l.

Tax Status.  The Company and each of its Subsidiaries has made or filed all federal, state and foreign income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply.  There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.  The Company has not executed a waiver with respect to the statute of limitations relating to the assessment or collection of any foreign, federal, state or local tax.  None of the Company’s tax returns is presently being audited by any taxing authority.

m.

Certain Transactions.  Except for arm’s length transactions pursuant to which the Company or any of its Subsidiaries makes payments in the ordinary course of business upon terms no less favorable than the Company or any of its Subsidiaries could obtain from third parties and other than the grant of stock options disclosed on Schedule 3(c), none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

n.

Disclosure.  All information relating to or concerning the Company or any of its Subsidiaries set forth in this Agreement and provided to the Buyer pursuant to Section 2(d) hereof and otherwise in connection with the transactions contemplated hereby is true and correct in all material respects and the Company has not omitted to state any material fact necessary in order to make the statements made herein or therein, in light of the circumstances under which they were made, not misleading.  No event or circumstance has occurred or exists with respect to the Company or any of its Subsidiaries or its or their business, properties, prospects, operations or financial conditions, which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed (assuming for this purpose that the Company’s reports filed under the 1934 Act are being incorporated into an effective registration statement filed by the Company under the 1933 Act).

o.

Acknowledgment Regarding Buyer’ Purchase of Securities.  The Company acknowledges and agrees that the Buyer is acting solely in the capacity of arm’s length purchasers with respect to this Agreement and the transactions contemplated hereby.  The Company further acknowledges that the Buyer is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereby and any statement made by the Buyer or any of its respective representatives or agents in connection with this Agreement and the transactions contemplated hereby is not advice or a recommendation and is merely incidental to the Buyer’ purchase of the Securities.  The Company further represents to the Buyer that the Company’s decision to enter into this Agreement has been based solely on the independent evaluation of the Company and its representatives.

p.

No Integrated Offering.  Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales in any security or solicited any offers to buy any security under circumstances that would require registration under the 1933 Act of the issuance of the Securities to the Buyer.  The issuance of the Securities to the Buyer will not be integrated with any other issuance of the Company’s securities (past, current or future) for purposes of any shareholder approval provisions applicable to the Company or its securities.

q.

No Brokers.  The Company has taken no action which would give rise to any claim by any person for brokerage commissions, transaction fees or similar payments relating to this Agreement or the transactions contemplated hereby.

r.

Permits; Compliance.  The Company and each of its Subsidiaries is in possession of all franchises, grants, authorizations, licenses, permits, easements, variances, exemptions, consents, certificates, approvals and orders necessary to own, lease and operate its properties and to carry on its business as it is now being conducted (collectively, the “Company Permits”), and there is no action pending or, to the knowledge of the Company, threatened regarding suspension or cancellation of any of the Company Permits.  Neither the Company nor any of its Subsidiaries is in conflict with, or in default or violation of, any of the Company Permits, except for any such conflicts, defaults or violations which, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect.  Since , neither the Company nor any of its Subsidiaries has received any notification with respect to possible conflicts, defaults or violations of applicable laws, except for notices relating to possible conflicts, defaults or violations, which conflicts, defaults or violations would not have a Material Adverse Effect.

s.

Environmental Matters.

(i)

There are, to the Company’s knowledge, with respect to the Company or any of its Subsidiaries or any predecessor of the Company, no past or present violations of Environmental Laws (as defined below), releases of any material into the environment, actions, activities, circumstances, conditions, events, incidents, or contractual obligations which may give rise to any common law environmental liability or any liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar federal, state, local or foreign laws and neither the Company nor any of its Subsidiaries has received any notice with respect to any of the foregoing, nor is any action pending or, to the

Company’s knowledge, threatened in connection with any of the foregoing.  The term “Environmental Laws” means all federal, state, local or foreign laws relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), including, without limitation, laws relating to emissions, discharges, releases or threatened releases of chemicals, pollutants contaminants, or toxic or hazardous substances or wastes (collectively, “Hazardous Materials”) into the environment, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials, as well as all authorizations, codes, decrees, demands or demand letters, injunctions, judgments, licenses, notices or notice letters, orders, permits, plans or regulations issued, entered, promulgated or approved thereunder.

(ii)

Other than those that are or were stored, used or disposed of in compliance with applicable law, no Hazardous Materials are contained on or about any real property currently owned, leased or used by the Company or any of its Subsidiaries, and no Hazardous Materials were released on or about any real property previously owned, leased or used by the Company or any of its Subsidiaries during the period the property was owned, leased or used by the Company or any of its Subsidiaries, except in the normal course of the Company’s or any of its Subsidiaries’ business.

(iii)

There are no underground storage tanks on or under any real property owned, leased or used by the Company or any of its Subsidiaries that are not in compliance with applicable law.

t.

Title to Property.  The Company and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them which is material to the business of the Company and its Subsidiaries, in each case free and clear of all liens, encumbrances and defects except such as are described in Schedule 3(t) or such as would not have a Material Adverse Effect.  Any real property and facilities held under lease by the Company and its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as would not have a Material Adverse Effect.

u.

Insurance.  The Company and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its Subsidiaries are engaged.  Neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not have a Material Adverse Effect.  Upon written request the Company will provide to the Buyer true and correct copies of all policies relating to directors’ and officers’ liability coverage, errors and omissions coverage, and commercial general liability coverage.

v.

Internal Accounting Controls.  Except as disclosed in the Company's SEC Documents, the Company and each of its Subsidiaries maintain a system of internal accounting controls sufficient, in the judgment of the Company’s board of directors, to provide reasonable assurance that (i) transactions are executed in accordance with management’s general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management’s general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

w.

Foreign Corrupt Practices.  Neither the Company, nor any of its Subsidiaries, nor any director, officer, agent, employee or other person acting on behalf of the Company or any Subsidiary has, in the course of his actions for, or on behalf of, the Company, used any corporate funds for any unlawful contribution, gift, entertainment or other unlawful expenses relating to political activity; made any direct or indirect unlawful payment to any foreign or domestic government official or employee from corporate funds; violated or is in violation of any provision of the U.S. Foreign Corrupt Practices Act of 1977, as amended, or made any bribe, rebate, payoff, influence payment, kickback or other unlawful payment to any foreign or domestic government official or employee.

x.

[INTENTIONALLY DELETED]

y.

No Investment Company.  The Company is not, and upon the issuance and sale of the Securities as contemplated by this Agreement will not be an “investment company” required to be registered under the Investment Company Act of 1940 (an “Investment Company”).  The Company is not controlled by an Investment Company.

z.

Breach of Representations and Warranties by the Company.  If the Company breaches any of the representations or warranties set forth in this Section 3, and in addition to any other remedies available to the Buyer pursuant to this Agreement, it will be considered an Event of default under Section 3.4 of the Note.

4.

COVENANTS.

a.

Best Efforts.  The parties shall use their best efforts to satisfy timely each of the conditions described in Section 6 and 7 of this Agreement.

b.

Form D; Blue Sky Laws.  The Company agrees to file a Form D with respect to the Securities as required under Regulation D and to provide a copy thereof to the Buyer promptly after such filing.  The Company shall, on or before the Closing Date, take such action as the Company shall reasonably determine is necessary to qualify the Securities for sale to the Buyer at the applicable closing pursuant to this Agreement under applicable securities or “blue sky” laws of the states of the United States (or to obtain an exemption from such qualification), and shall provide evidence of any such action so taken to the Buyer on or prior to the Closing Date.

c.

Use of Proceeds.  The Company shall use the proceeds for general working capital purposes.

d.

Right of First Refusal.  Unless it shall have first delivered to the Buyer, at least three Business Days prior to the closing of such Future Offering (as defined herein), written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing the Buyer an option during the three Business Days period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “Right of First Refusal”) (and subject to the exceptions described below), the Company will not conduct any equity financing (including debt with an equity component) (“Future Offerings”) during the period beginning on the Closing Date and ending twelve (12) months following the Closing Date.  In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyer concerning the proposed Future Offering, the Company shall deliver a new notice to the Buyer describing the amended terms and conditions of the proposed Future Offering and the Buyer thereafter shall have an option during the three Business Days period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended.  The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering.  The Right of First Refusal shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the 1933 Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company.  The Right of First Refusal also shall not apply to the issuance of securities upon exercise or conversion of the Company’s options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any Company stock option or restricted stock plan approved by the shareholders of the Company.

e.

Expenses.  . The Company’s sole obligation with respect to this transaction is to reimburse Buyer’ expenses shall be $3,000, which shall be deducted from the proceeds of the loan.

f.

Financial Information.  Upon written request the Company agrees to send or make available the following reports to the Buyer until the Buyer transfers, assigns, or sells all of the Securities: (i) within ten (10) days after the filing with the SEC, a copy of its Annual Report on Form 10-K its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K; (ii) within one (1) day after release, copies of all press releases issued by the Company or any of its Subsidiaries; and (iii) contemporaneously with the making available or giving to the shareholders of the Company, copies of any notices or other information the Company makes available or gives to such shareholders.

g.

[INTENTIONALLY DELETED]

h.

Listing.  The Company shall promptly secure the listing of the Conversion Shares upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance) and, so long as the Buyer owns any of the Securities, shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all Conversion Shares from time to time issuable upon conversion of the Note.  The Company will obtain and, so long as the Buyer owns any of the Securities, maintain the listing and trading of its Common Stock on the OTCBB or any equivalent replacement exchange, the Nasdaq National Market (“Nasdaq”), the Nasdaq SmallCap Market (“Nasdaq SmallCap”), the New York Stock Exchange (“NYSE”), or the American Stock Exchange (“AMEX”) and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the Financial Industry Regulatory Authority (“FINRA”) and such exchanges, as applicable.  The Company shall promptly provide to the Buyer copies of any notices it receives from the OTCBB and any other exchanges or quotation systems on which the Common Stock is then listed regarding the continued eligibility of the Common Stock for listing on such exchanges and quotation systems.

i.

Corporate Existence.  So long as the Buyer beneficially owns any Note, the Company shall maintain its corporate existence and shall not sell all or substantially all of the Company’s assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations hereunder and under the agreements and instruments entered into in connection herewith and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.

j.

No Integration.  The Company shall not make any offers or sales of any security (other than the Securities) under circumstances that would require registration of the Securities being offered or sold hereunder under the 1933 Act or cause the offering of the Securities to be integrated with any other offering of securities by the Company for the purpose of any stockholder approval provision applicable to the Company or its securities.

k.

Breach of Covenants.  If the Company breaches any of the covenants set forth in this Section 4, and in addition to any other remedies available to the Buyer pursuant to this Agreement, it will be considered an event of default under Section 3.4 of the Note.

l.

Failure to Comply with the 1934 Act.  So long as the Buyer beneficially owns the Note, the Company shall comply with the reporting requirements of the 1934 Act; and the Company shall continue to be subject to the reporting requirements of the 1934 Act.

m.

Trading Activities.  Neither the Buyer nor its affiliates has an open short position in the common stock of the Company and the Buyer agree that it shall not, and that it will cause its affiliates not to, engage in any short sales of or hedging transactions with respect to the common stock of the Company.

14

5.

Transfer Agent Instructions.  The Company shall issue irrevocable instructions to its transfer agent to issue certificates, registered in the name of the Buyer or its nominee, for the Conversion Shares in such amounts as specified from time to time by the Buyer to the Company upon conversion of the Note in accordance with the terms thereof (the “Irrevocable Transfer Agent Instructions”).  In the event that the Borrower proposes to replace its transfer agent, the Borrower shall provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower. Prior to registration of the Conversion Shares under the 1933 Act or the date on which the Conversion Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold, all such certificates shall bear the restrictive legend specified in Section 2(g) of this Agreement.  The Company warrants that: (i) no instruction other than the Irrevocable Transfer Agent Instructions referred to in this Section 5, and stop transfer instructions to give effect to Section 2(f) hereof (in the case of the Conversion Shares, prior to registration of the Conversion Shares under the 1933 Act or the date on which the Conversion Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold), will be given by the Company to its transfer agent and that the Securities shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement and the Note; (ii) it will not direct its transfer agent not to transfer or delay, impair, and/or hinder its transfer agent in transferring (or issuing)(electronically or in certificated form) any certificate for Conversion Shares to be issued to the Buyer upon conversion of or otherwise pursuant to the Note as and when required by the Note and this Agreement; and (iii) it will not fail to remove (or directs its transfer agent not to remove or impairs, delays, and/or hinders its transfer agent from removing) any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any Conversion Shares issued to the Buyer upon conversion of or otherwise pursuant to the Note as and when required by the Note and this Agreement.  Nothing in this Section shall affect in any way the Buyer’s obligations and agreement set forth in Section 2(g) hereof to comply with all applicable prospectus delivery requirements, if any, upon re-sale of the Securities.  If the Buyer provides the Company, at the cost of the Buyer, with (i) an opinion of counsel in form, substance and scope customary for opinions in comparable transactions, to the effect that a public sale or transfer of such Securities may be made without registration under the 1933 Act and such sale or transfer is effected or (ii) the Buyer provides reasonable assurances that the Securities can be sold pursuant to Rule 144, the Company shall permit the transfer, and, in the case of the Conversion Shares, promptly instruct its transfer agent to issue one or more certificates, free from restrictive legend, in such name and in such denominations as specified by the Buyer.  The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyer, by violating the intent and purpose of the transactions contemplated hereby.  Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Section 5 may be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Section, that the Buyer shall be entitled, in addition to all other available remedies, to an injunction restraining any breach and requiring immediate transfer, without the necessity of showing economic loss and without any bond or other security being required.

15

6.

Conditions to the Company’s Obligation to Sell.  The obligation of the Company hereunder to issue and sell the Note to the Buyer at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions thereto, provided that these conditions are for the Company’s sole benefit and may be waived by the Company at any time in its sole discretion:

a.

The Buyer shall have executed this Agreement and delivered the same to the Company.

b.

The Buyer shall have delivered the Purchase Price in accordance with Section 1(b) above.

c.

The representations and warranties of the Buyer shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Buyer shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Buyer at or prior to the Closing Date.

d.

No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

7.

Conditions to The Buyer’s Obligation to Purchase.  The obligation of the Buyer hereunder to purchase the Note at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions, provided that these conditions are for the Buyer’s sole benefit and may be waived by the Buyer at any time in its sole discretion:

a.

The Company shall have executed this Agreement and delivered the same to the Buyer.

b.

The Company shall have delivered to the Buyer the duly executed Note (in such denominations as the Buyer shall request) in accordance with Section 1(b) above.

c.

The Irrevocable Transfer Agent Instructions, in form and substance satisfactory to a majority-in-interest of the Buyer, shall have been delivered to and acknowledged in writing by the Company’s Transfer Agent.

d.

The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at such time (except for representations and warranties that speak as of a specific date) and the Company shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing Date.  The Buyer shall have received a certificate or certificates, executed by the chief executive officer of the Company, dated as of the Closing Date, to the foregoing effect and as to such other matters as may be reasonably requested by the Buyer including, but not limited to certificates with respect to the Company’s Certificate of Incorporation, By-laws and Board of Directors’ resolutions relating to the transactions contemplated hereby.

e.

No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

f.

No event shall have occurred which could reasonably be expected to have a Material Adverse Effect on the Company including but not limited to a change in the 1934 Act reporting status of the Company or the failure of the Company to be timely in its 1934 Act reporting obligations.

g.

The Conversion Shares shall have been authorized for quotation on the OTCBB and trading in the Common Stock on the OTCBB shall not have been suspended by the SEC or the OTCBB.

h.

The Buyer shall have received an officer’s certificate described in Section 3(c) above, dated as of the Closing Date.

8.

Governing Law; Miscellaneous.

a.

Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of laws.  Any action brought by either party against the other concerning the transactions contemplated by this Agreement shall be brought only in the state courts of New York or in the federal courts located in the state and county of Nassau.  The parties to this Agreement hereby irrevocably waive any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon  forum non conveniens .  The Company and Buyer waive trial by jury.  The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs.  In the event that any provision of this Agreement or any other agreement delivered in connection herewith is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of any agreement.   Each party hereby irrevocably waives personal service of process and consents to process being served in any suit, action or proceeding in connection with this Agreement or any other Transaction Document by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any other manner permitted by law.

b.

Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party.

c.

Headings.  The headings of this Agreement are for convenience of reference only and shall not form part of, or affect the interpretation of, this Agreement.

d.

Severability.  In the event that any provision of this Agreement is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any provision hereof which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

e.

Entire Agreement; Amendments.  This Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Buyer makes any representation, warranty, covenant or undertaking with respect to such matters.  No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the majority in interest of the Buyer.

f.

Notices.  All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice.  Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.  The addresses for such communications shall be:

If to the Company, to:

Attn: ,

facsimile: [enter fax number]

With a copy by fax only to (which copy shall not constitute notice):

The Loev Law Firm, P.C.

Attn: David M. Loev

6300 West Loop South, Suite 280

Bellaire, Texas 77041

facsimile: 713-524-4122

phone: 713-524-4110

                   If to the Buyer:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attn: Curt Kramer, President

facsimile: 516-498-9894

With a copy by fax only to (which copy shall not constitute notice):

Naidich Wurman Birnbaum & Maday LLP

80 Cuttermill Road, Suite 410

Great Neck, NY 11021

Attn: Bernard S. Feldman, Esq.

facsimile: 516-466-3555

Each party shall provide notice to the other party of any change in address.

g.

Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the parties and their successors and assigns.  Neither the Company nor the Buyer shall assign this Agreement or any rights or obligations hereunder without the prior written consent of the other.  Notwithstanding the foregoing, subject to Section 2(f), the Buyer may assign its rights hereunder to any person that purchases Securities in a private transaction from the Buyer or to any of its “affiliates,” as that term is defined under the 1934 Act, without the consent of the Company.

h.

Third Party Beneficiaries.  This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

i.

Survival.  The representations and warranties of the Company and the agreements and covenants set forth in this Agreement shall survive the closing hereunder notwithstanding any due diligence investigation conducted by or on behalf of the Buyer.  The Company agrees to indemnify and hold harmless the Buyer and all their officers, directors, employees and agents for loss or damage arising as a result of or related to any breach or alleged breach by the Company of any of its representations, warranties and covenants set forth in this

Agreement or any of its covenants and obligations under this Agreement, including advancement of expenses as they are incurred.

j.

Publicity.  The Company, and the Buyer shall have the right to review a reasonable period of time before issuance of any press releases, SEC, OTCBB or FINRA filings, or any other public statements with respect to the transactions contemplated hereby;  provided ,  however , that the Company shall be entitled, without the prior approval of the Buyer, to make any press release or SEC, OTCBB (or other applicable trading market) or FINRA filings (including a Form 8-K with regards to this Agreement and the Note) with respect to such transactions as is required by applicable law and regulations (although the Buyer shall be consulted by the Company in connection with any such press release prior to its release and shall be provided with a copy thereof and be given an opportunity to comment thereon).

k.

Further Assurances.  Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

l.

No Strict Construction.  The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

m.

Remedies.  The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyer by vitiating the intent and purpose of the transaction contemplated hereby.  Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Agreement will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Agreement, that the Buyer shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Agreement and to enforce specifically the terms and provisions hereof, without the necessity of showing economic loss and without any bond or other security being required.

IN WITNESS WHEREOF, the undersigned Buyer and the Company have caused this Agreement to be duly executed as of the date first above written.

By:________________________________

ASHER ENTERPRISES, INC.

By:

Name: Curt Kramer

Title:   President

1 Linden Pl., Suite 207

Great Neck, NY. 11021

AGGREGATE SUBSCRIPTION AMOUNT:

Aggregate Principal Amount of Note:

$

Aggregate Purchase Price:

$

Exhibit A - Form of Opinion

NAIDICH WURMAN BIRNBAUM & MADAY, LLP

                                                                                            Attorneys at Law

     80 Cuttermill Road,  Suite 410

                                          Great Neck, New York 11021

                                            Telephone (516) 498-2900

                                             Facsimile (516) 498-3555

Richard S. Naidich                                                                                                                                                       Mark Birnbaum

Kenneth H. Wurman                                                                                                                                                Bernard S. Feldman

Ronald C. Maday (Ret.)                                                                                                                                            Robert P. Johnson

    _________                                                                                                                                                                  Of Counsel

Judah A. Eisner

[TRANSFER AGENT]

Re: [ISSUER]

Ladies and Gentlemen:

We have acted as special counsel to ASHER ENTERPRISES, INC. (“Seller”).  We have been asked to provide an opinion in connection with the issuance (the “Issuance”) without restrictive legend of  shares (the “Shares”) of the common stock, par value $ per share, of , a [] corporation (the “Company”), pursuant to Rule 144 of the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the conversion of a certain convertible note dated [] by the Company in favor of Seller (“Note”) and the conversion notice delivered pursuant to the Note dated the date hereof (the “Conversion Notice”).

Specifically, we have been asked to opine whether shares of the Company’s common stock to be issued in conversion of the Note pursuant to the Conversion Notice are "restricted securities" as that term is defined in Rule 144 ("Rule 144") promulgated by the Commission under the Securities Act.

The opinion expressed in this letter is limited solely to this issue, premised upon the federal securities laws of the United States as of the date of this letter, and based upon the facts as presented to us contained within the instruments we have examined. We have conducted an independent investigation into the underlying facts presented to us recited below and contained in the documents listed below.

In connection with preparing this letter, we have prepared and re-examined and relied upon: (a) the Note, dated [] executed by the Company; (b) the Securities Purchase Agreement by and

between the Company and the Seller dated [] (the “Purchase Agreement” and collectively with the Note and any ancillary documents in connection with the Note, the “Transaction Documents); (c) the Conversion Notice from the Seller dated the date hereof; (d) a representation letter executed by the Seller dated the date hereof; and (e) a limited review of the most recent filing of the Company with the Commission pursuant to the Securities Act of 1934, as amended (the “Exchange Act”).

Facts

We have received a representation letter from the Seller that, among other things, represent to us the following facts, which we have assumed, and conducted an independent investigation and determined that such representations, are true, correct and complete: (i) on [], the Company issued the Note to the Seller in the amount of $[]; (ii) on [] (the “Closing Date”), the Seller advanced the funds to the Company with respect to the Note and the Note was fully paid as of such date; (iii) the Seller is not an "affiliate" of the Company as defined in Rule 144(a)(1); and (iv) the Seller does not know of any material adverse information about the Company or its prospects which has not been publicly disclosed.  Furthermore, a limited review of the Company’s most recent filings with the Commission pursuant to the Exchange Act indicate that: (i) the Company is a fully-reporting company under the Exchange Act; (ii) the Company has filed all reports (our review is specifically limited to quarterly and annual reports) required under the Exchange Act with the Commission for the preceding twelve months; and (iii) the Company is not a "shell company" as that term is defined in Rule 144(i)(l)(i) nor has the Company been a “shell company” for a period of at least one year.

Discussion

Based on the facts presented to us, the Seller's holding period for the Note as determined by Rule 144(d) began when the Seller provided full consideration for the Note. In this instance, the Seller has represented to us that the Note was fully paid on or before .

In order for the Seller to convert the Note into the Shares free of restrictions under Rule 144, the Issuance must meet the requirements of Rule 144(b)(1), which determines the requirements for restrictions on securities for non-affiliates. Specifically, under Rule 144(b)(1), the issuance of the Shares to the Seller without restriction must either meet or be exempt from the requirements of Rule 144(c) and 144(d). Based on a limited review of the Company’s most recent filings with the Commission, the Company meets the current public information requirements of Rule 144(c).

Pursuant to Rule 144(d)(3)(ii), the holding period for securities issued in conversion of other securities of the same Company is deemed to have begun at the same time as the securities surrendered for conversion. Therefore, the Seller's holding period is deemed to begin on the date that the Note was fully paid which was on or before [].

Conclusion

Therefore, based upon the foregoing discussion, the Shares issued to the Seller pursuant to the Conversion Notice are not "restricted securities" as defined in Rule 144 and should be issued to the Seller without any restrictive legend.

The opinions expressed in this letter are premised upon the facts and circumstances as represented to us by the Seller and as made in the documents referred to above, on which we have relied, without investigation.  We also assume that the Seller will not become an “affiliate” of the Company at any time that the Seller owns any of the Shares.

We are members of the bar of the State of New York and are not licensed or admitted to practice law in any other jurisdiction. Accordingly, we express no opinion with respect to the laws of any jurisdiction other than the laws of the State of New York and the federal laws of the United States. Furthermore, we express no opinion regarding any federal or state law not specified expressly in this letter.

We assume no obligation to advise you of any changes to this opinion which may come to our attention after the date hereof. This opinion may not be relied upon or furnished to any other person except the addressee hereof without the express written consent of this firm.

Very truly yours,

NAIDICH, WURMAN, BIRNBAUM & MADAY, LLP

BY_________________________________

NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE CONVERTIBLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.

Principal Amount: $50,000.00                                        Issue Date:

Purchase Price: $50,000.00

CONVERTIBLE PROMISSORY NOTE

FOR VALUE RECEIVED, , a  corporation (hereinafter called the “Borrower”), hereby promises to pay to the order of  ASHER ENTERPRISES, INC. , a Delaware corporation, or registered assigns (the “Holder”) the sum of $ together with any interest as set forth herein, on  (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  This Note may not be prepaid in whole or in part except as otherwise explicitly set forth herein in accordance with section 1.9 of the Note. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).  Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.  All payments due hereunder (to the extent not converted into common stock, $ par value per share (the “Common Stock”) in accordance with the terms hereof) shall be made in lawful money of the United States of America.  All payments shall be made at such address as the Holder shall hereafter give to the Borrower by written notice made in accordance with the provisions of this Note.  Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date.  As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.  Each capitalized term used herein, and not otherwise defined, shall have the meaning ascribed thereto in that certain Securities Purchase Agreement dated the date hereof, pursuant to which this Note was originally issued (the “Purchase Agreement”).

This Note is free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Borrower and will not impose personal liability upon the holder thereof.

The following terms shall apply to this Note:

ARTICLE I. CONVERSION RIGHTS

1.1

Conversion Right.  The Holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price  (the “Conversion Price”) determined as provided herein (a “Conversion”);  provided , however , that in no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Borrower subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso,  provided ,  further ,  however , that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days’ prior notice to the Borrower, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).  The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the “Notice of Conversion”), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile or e-mail (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the “Conversion Date”).  The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion  plus  (2) at the Borrower’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, plus  (3) at the Borrower’s option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2)  plus  (4) at the Holder’s option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.

2

1.2

Conversion Price.

(a)

Calculation of Conversion Price.  The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean % multiplied by the Market Price (as defined herein) (representing a discount rate of 41%).  “Market Price” means the average of the lowest five (5) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

(b)

Conversion Price During Major Announcements.  Notwithstanding anything contained in Section 1.2(a) to the contrary, in the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Borrower is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase 50% or more of the Borrower’s Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the  “Announcement Date”), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth in this Section 1.2(a).  For purposes hereof,  “Adjusted Conversion Price Termination Date” shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this Section 1.2(b) has been made, the date upon which the Borrower (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this Section 1.2(b) to become operative.

3

1.3

Authorized Shares.  The Borrower covenants that during the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note issued pursuant to the Purchase Agreement.  The Borrower is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the Note (based on the Conversion Price of the Notes in effect from time to time)(the “Reserved Amount”).  The Reserved Amount shall be increased from time to time in accordance with the Borrower’s obligations pursuant to Section 4(g) of the Purchase Agreement.  The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable.  In addition, if the Borrower shall issue any securities or make any change to its capital structure which would change the number of shares of Common Stock into which the Notes shall be convertible at the then current Conversion Price, the Borrower shall at the same time make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Notes.  The Borrower (i) acknowledges that it has irrevocably instructed its transfer agent to issue certificates for the Common Stock issuable upon conversion of this Note, and (ii) agrees that its issuance of this Note shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock in accordance with the terms and conditions of this Note.

If, at any time the Borrower does not maintain the Reserved Amount it will be considered an Event of Default under Section 3.2 of the Note, provided that the Borrower shall have 15 Business Days to cure the default..

1.4

Method of Conversion.

(a)

Mechanics of Conversion.  Subject to Section 1.1, this Note may be converted by the Holder in whole or in part at any time from time to time after the Issue Date, by (A) submitting to the Borrower a Notice of Conversion (by facsimile, e-mail or other reasonable means of communication dispatched on the Conversion Date prior to 6:00 p.m., New York, New York time) and (B) subject to Section 1.4(b), surrendering this Note at the principal office of the Borrower.

(b)

Surrender of Note Upon Conversion.  Notwithstanding anything to the contrary set forth herein, upon conversion of this Note in accordance with the terms hereof, the Holder shall not be required to physically surrender this Note to the Borrower unless the entire unpaid principal amount of this Note is so converted.  The Holder and the Borrower shall maintain records showing the principal amount so converted and the dates of such conversions or shall use such other method, reasonably satisfactory to the Holder and the Borrower, so as not to require physical surrender of this Note upon each such conversion.  In the event of any dispute or discrepancy, such records of the Borrower shall,  prima facie,  be controlling and determinative in the absence of manifest error.  Notwithstanding the foregoing, if any portion of this Note is converted as aforesaid, the Holder may not transfer this Note unless the Holder first physically surrenders this Note to the Borrower, whereupon the Borrower will forthwith issue and deliver upon the order of the Holder a new Note of like tenor, registered as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, representing in the aggregate the remaining unpaid principal amount of this Note.  The Holder and any assignee, by acceptance of this Note, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Note, the unpaid and unconverted principal amount of this Note represented by this Note may be less than the amount stated on the face hereof.

(c)

Payment of Taxes.  The Borrower shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of this Note in a name other than that of the Holder (or in street name), and the Borrower shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons (other than the Holder or the custodian in whose street name such shares are to be held for the Holder’s account) requesting the issuance thereof shall have paid to the Borrower the amount of any such tax or shall have established to the satisfaction of the Borrower that such tax has been paid.

(d)

Delivery of Common Stock Upon Conversion.  Upon receipt by the Borrower from the Holder of a facsimile transmission or e-mail (or other reasonable means of communication) of a Notice of Conversion meeting the requirements for conversion as provided in this Section 1.4, the Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within three (3) business days after such receipt (the “Deadline”) (and, solely in the case of conversion of the entire unpaid principal amount hereof, surrender of this Note) in accordance with the terms hereof and the Purchase Agreement.

(e)

Obligation of Borrower to Deliver Common Stock.  Upon receipt by the Borrower of a Notice of Conversion, the Holder shall be deemed to be the holder of record of the Common Stock issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Note shall be reduced to reflect such conversion, and, unless the Borrower defaults on its obligations under this Article I, all rights with respect to the portion of this Note being so converted shall forthwith terminate except the right to receive the Common Stock or other securities, cash or other assets, as herein provided, on such conversion.  If the Holder shall have given a Notice of Conversion as provided herein, the Borrower’s obligation to issue and deliver the certificates for Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Borrower to the holder of record, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Borrower, and irrespective of any other circumstance which might otherwise limit such obligation of the Borrower to the Holder in connection with such conversion.  The Conversion Date specified in the Notice of Conversion shall be the Conversion Date so long as the Notice of Conversion is received by the Borrower before 6:00 p.m., New York, New York time, on such date.

(f)

Delivery of Common Stock by Electronic Transfer.  In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Borrower is participating in the Depository Trust Company (“DTC”) Fast Automated Securities Transfer (“FAST”) program, upon request of the Holder and its compliance with the provisions contained in Section 1.1 and in this Section 1.4, the Borrower shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Holder by crediting the account of Holder’s Prime Broker with DTC through its Deposit Withdrawal Agent Commission (“DWAC”) system.

(g)

Failure to Deliver Common Stock Prior to Deadline.  Without in any way limiting the Holder’s right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline (other than a failure due to the circumstances described in Section 1.3 above, which failure shall be governed by such Section) the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Borrower fails to deliver such Common Stock.  Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Borrower by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Note, in which event interest shall accrue thereon in accordance with the terms of this Note and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Note.  The Borrower agrees that the right to convert is a valuable right to the Holder.  The damages resulting from a failure, attempt to frustrate, interference with such conversion right are difficult if not impossible to qualify.  Accordingly the parties acknowledge that the liquidated damages provision contained in this Section 1.4(g) are justified.

1.5

Concerning the Shares.  The shares of Common Stock issuable upon conversion of this Note may not be sold or transferred unless  (i) such shares are sold pursuant to an effective registration statement under the Act or (ii) the Borrower or its transfer agent shall have been furnished with an opinion of  counsel (in the form of the Form of Opinion attached as Exhibit A to the Purchase Agreement) which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) to the effect that the shares to be sold or transferred may be sold or transferred pursuant to an exemption from such registration or (iii) such shares are sold or transferred pursuant to Rule 144 under the Act (or a successor rule) (“Rule 144”) or (iv) such shares are transferred to an “affiliate” (as defined in Rule 144) of the Borrower who agrees to sell or otherwise transfer the shares only in accordance with this Section 1.5 and who is an Accredited Investor (as defined in the Purchase Agreement).  Except as otherwise provided in the Purchase Agreement (and subject to the removal provisions set forth below), until such time as the shares of Common Stock issuable upon conversion of this Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of Common Stock issuable upon conversion of this Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a legend substantially in the following form, as appropriate:

“NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE EXERCISABLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT

ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.”

The legend set forth above shall be removed and the Borrower shall issue to the Holder a new certificate therefore free of any transfer legend if (i) the Borrower or its transfer agent shall have received an opinion of counsel, in the Form of Opinion attached as Exhibit A to the Purchase Agreement,  to the effect that a public sale or transfer of such Common Stock may be made without registration under the Act, which opinion shall be accepted by the Company so that the sale or transfer is effected or (ii) in the case of the Common Stock issuable upon conversion of this Note, such security is registered for sale by the Holder under an effective registration statement filed under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold.  In the event that the Company does not accept the opinion of counsel provided by the Buyer with respect to the transfer of Securities pursuant to an exemption from registration, such as Rule 144 or Regulation S, at the Deadline, it will be considered an Event of Default pursuant to Section 3.2 of the Note.

1.6

Effect of Certain Events.

(a)

Effect of Merger, Consolidation, Etc.  At the option of the Holder, the sale, conveyance or disposition of all or substantially all of the assets of the Borrower, the effectuation by the Borrower of a transaction or series of related transactions in which more than 50% of the voting power of the Borrower is disposed of, or the consolidation, merger or other business combination of the Borrower with or into any other Person (as defined below) or Persons when the Borrower is not the survivor shall either:  (i) be deemed to be an Event of Default (as defined in Article III) pursuant to which the Borrower shall be required to pay to the Holder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as defined in Article III) or (ii) be treated pursuant to Section 1.6(b) hereof.  “Person” shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

(b)

Adjustment Due to Merger, Consolidation, Etc.  If, at any time when this Note is issued and outstanding and prior to conversion of all of the Notes, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Borrower shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Borrower or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Borrower other than in connection with a plan of complete liquidation of the Borrower, then the Holder of this Note shall thereafter have the right to receive upon conversion of this Note, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the Holder would have been entitled to receive in such transaction had this Note been converted in full immediately prior to such transaction (without regard to any limitations on conversion set forth herein), and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder of this Note to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares issuable upon conversion of the Note) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion hereof.  The Borrower shall not affect any transaction described in this Section 1.6(b) unless (a) it first gives, to the extent practicable, thirty (30) days prior written notice (but in any event at least fifteen (15) days prior written notice) of the record date of the special meeting of shareholders to approve, or if there is no such record date, the consummation of, such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the Holder shall be entitled to convert this Note) and (b) the resulting successor or acquiring entity (if not the Borrower) assumes by written instrument the obligations of this Section 1.6(b).  The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

(c)

Adjustment Due to Distribution.  If the Borrower shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Borrower’s shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a “Distribution”), then the Holder of this Note shall be entitled, upon any conversion of this Note after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the Holder with respect to the shares of Common Stock issuable upon such conversion had such Holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution.

(d)

Adjustment Due to Dilutive Issuance.  If, at any time when any Notes are issued and outstanding, the Borrower issues or sells, or in accordance with this Section 1.6(d) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Conversion Price in effect on the date of such issuance (or deemed issuance) of such shares of Common Stock (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Conversion Price will be reduced to the amount of the consideration per share received by the Borrower in such Dilutive Issuance.

The Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or grants any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock (“Convertible Securities”) (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as “Options”) and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Conversion Price then in effect, then the Conversion Price shall be equal to such price per share.  For purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon the exercise of such Options” is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable).  No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

Additionally, the Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options), and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Conversion Price then in effect, then the Conversion Price shall be equal to such price per share.  For the purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon such conversion or exchange” is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities.  No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

(e)

Purchase Rights.  If, at any time when any Notes are issued and outstanding, the Borrower issues any convertible securities or rights to purchase stock, warrants, securities or other property (the “Purchase Rights”) pro rata to the record holders of any class of Common Stock, then the Holder of this Note will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such Holder could have acquired if such Holder had held the number of shares of Common Stock acquirable upon complete conversion of this Note (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

(f)

Notice of Adjustments.  Upon the occurrence of each adjustment or readjustment of the Conversion Price as a result of the events described in this Section 1.6, the Borrower, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to the Holder a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based.  The Borrower shall, upon the written request at any time of the Holder, furnish to such Holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of the Note.

1.7

Trading Market Limitations.  Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Borrower issue upon conversion of or otherwise pursuant to this Note and the other Notes issued pursuant to the Purchase Agreement more than the maximum number of shares of Common Stock that the Borrower can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded (the “Maximum Share Amount”), which shall be 4.99% of the total shares outstanding on the Closing

Date (as defined in the Purchase Agreement), subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Common Stock occurring after the date hereof.  Once the Maximum Share Amount has been issued, if the Borrower fails to eliminate any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Borrower or any of its securities on the Borrower’s ability to issue shares of Common Stock in excess of the Maximum Share Amount, in lieu of any further right to convert this Note, this will be considered an Event of Default under Section 3.3 of the Note.

1.8

Status as Shareholder.  Upon submission of a Notice of Conversion by a Holder, (i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such Holder’s allocated portion of the Reserved Amount or Maximum Share Amount) shall be deemed converted into shares of Common Stock and (ii) the Holder’s rights as a Holder of such converted portion of this Note shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such Holder because of a failure by the Borrower to comply with the terms  of this Note.  Notwithstanding the foregoing, if a Holder has not received certificates for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Deadline with respect to a conversion of any portion of this Note for any reason, then (unless the Holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Borrower) the Holder shall regain the rights of a Holder of this Note with respect to such unconverted portions of this Note and the Borrower shall, as soon as practicable, return such unconverted Note to the Holder or, if the Note has not been surrendered, adjust its records to reflect that such portion of this Note has not been converted.  In all cases, the Holder shall retain all of its rights and remedies (including, without limitation, (i) the right to receive Conversion Default Payments pursuant to Section 1.3 to the extent required thereby for such Conversion Default and any subsequent Conversion Default and (ii) the right to have the Conversion Price with respect to subsequent conversions determined in accordance with Section 1.3) for the Borrower’s failure to convert this Note.

1.9

Prepayment.  Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any notice of prepayment hereunder (an “Optional Prepayment Notice”) shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the date fixed for prepayment (the “Optional Prepayment Date”), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Optional Prepayment Amount”) equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning  on the date which is ninety-one  (91) days following the issue date and ending on the date which is one hundred twenty  (120) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Second Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Second Optional Prepayment Amount”) equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Second Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning  on the date which is one hundred twenty-one  (121) days following the issue date and ending on the date which is one hundred fifty(150) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Third Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Third Optional Prepayment Amount”) equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an

Optional Prepayment Notice and fails to pay the Third Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding any to the contrary stated elsewhere herein, at any time during the period beginning on the date that is one hundred fifty-one  (151) day from the issue date and ending one hundred eighty (180) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Fourth Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Fourth Optional Prepayment Amount”) equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Fourth Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

After the expiration of one hundred eighty (180) following the date of the Note, the Borrower shall have no right of prepayment.

ARTICLE II.  CERTAIN COVENANTS

2.1

Distributions on Capital Stock.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Borrower’s disinterested directors.

2.2

Restriction on Stock Repurchases.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares.

12

2.3

Borrowings.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, (a) create, incur, assume guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person, firm, partnership, joint venture or corporation, except by the endorsement of negotiable instruments for deposit or collection, or (b) suffer to exist any liability for borrowed money, except any borrowings that do not render the Company a "Shell" company” as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

2.4

Sale of Assets.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

2.5

Advances and Loans.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Borrower, except loans, credits or advances (a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $100,000.

ARTICLE III.  EVENTS OF DEFAULT

If any of the following events of default (each, an “Event of Default”) shall occur:

3.1

Failure to Pay Principal or Interest.  The Borrower fails to pay the principal hereof or interest thereon when due on this Note, whether at maturity, upon acceleration or otherwise.

3.2

Conversion and the Shares.  The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens in writing that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Note, fails to transfer or cause its transfer agent to transfer (issue) (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note, the Borrower directs its transfer agent not to transfer or delays, impairs, and/or hinders its transfer agent in transferring (or issuing) (electronically or in certificated form) any certificate for shares of Common Stock to be issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note, or fails to remove (or directs its transfer agent not to remove or impairs, delays, and/or hinders its transfer agent from removing) any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note (or makes any written announcement, statement or threat that it does not intend to honor the obligations described in this paragraph) and any such failure shall continue uncured (or any written announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for three (3) business days after the Holder shall have delivered a Notice of Conversion.  It is an obligation of the Borrower to remain current in its obligations to its transfer agent. It shall be an event of default of this Note, if a conversion of this Note is delayed, hindered or frustrated due to a balance owed by the Borrower to its transfer agent. If at the option of the Holder, the Holder advances any funds to the Borrower’s transfer agent in order to process a conversion, such advanced funds shall be paid by the Borrower to the Holder within forty eight (48) hours of a demand from the Holder.

3.3

Breach of Covenants.  The Borrower breaches any material covenant or other material term or condition contained in this Note and any collateral documents including but not limited to the Purchase Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder.

3.4

Breach of Representations and Warranties.  Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

3.5

Receiver or Trustee.  The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed.

3.6

Judgments.  Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld.

3.7

Bankruptcy.  Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower.

3.8

Delisting of Common Stock.  The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange, provided that so long as it is being traded on the Pink Sheets the Borrower has 10 Business Days to cure the default.

3.9

Failure to Comply with the Exchange Act.  The Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act.

3.10

Liquidation.

Any dissolution, liquidation, or winding up of Borrower or any substantial portion of its business.

3.11

Cessation of Operations.

Any cessation of operations by Borrower or Borrower admits it is otherwise generally unable to pay its debts as such debts become due,

provided, however, that any disclosure of the Borrower’s ability to continue as a “going concern” shall not be an admission that the Borrower cannot pay its debts as they become due.

3.12

Maintenance of Assets.

The failure by Borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business (whether now or in the future).

3.13

Financial Statement Restatement.

The restatement of any financial statements filed by the Borrower with the SEC for any date or period from two years prior to the Issue Date of this Note and until this Note is no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

3.14

Reverse Splits.

The Borrower effectuates a reverse split of its Common Stock without twenty (20) days prior written notice to the Holder.

3.15

Replacement of Transfer Agent. In the event that the Borrower proposes to replace its transfer agent, the Borrower fails to provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower.

3.16

Cross-Default.  Notwithstanding anything to the contrary contained in this Note or the other related or companion documents, a breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Borrower, be considered a default under this Note and the Other Agreements, in which event the Holder shall be entitled (but in no event required) to apply all rights and remedies of the Holder under the terms of this Note and the Other Agreements by reason of a default under said Other Agreement or hereunder .  “Other Agreements” means, collectively, all agreements and instruments between, among or by: (1) the Borrower, and, or for the benefit of, (2) the Holder and any affiliate of the Holder, including, without limitation, promissory notes; provided, however, the term “Other Agreements” shall not include the related or companion documents to this Note.  Each of the loan transactions will be cross-defaulted with each other loan transaction and with all other existing and future debt of Borrower to the Holder.

Upon the occurrence and during the continuation of any Event of Default specified in Section 3.1 (solely with respect to failure to pay the principal hereof or interest thereon when due at the Maturity Date), the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum (as defined herein).  UPON THE OCCURRENCE AND DURING THE CONTINUATION OF ANY EVENT OF DEFAULT SPECIFIED IN SECTION 3.2, THE NOTE SHALL BECOME IMMEDIATELY DUE AND PAYABLE AND THE BORROWER SHALL PAY TO THE HOLDER, IN FULL SATISFACTION OF ITS OBLIGATIONS HEREUNDER, AN AMOUNT EQUAL TO: (Y) THE DEFAULT SUM (AS DEFINED HEREIN); MULTIPLIED

BY (Z) TWO (2). Upon the occurrence and during the continuation of any Event of Default specified in Sections 3.1 (solely with respect to failure to pay the principal hereof or interest thereon when due on this Note upon a Trading Market Prepayment Event pursuant to Section 1.7 or upon acceleration), 3.3, 3.4, 3.6, 3.8, 3.9, 3.11, 3.12, 3.13, 3.14, and/or 3. 15 exercisable through the delivery of written notice to the Borrower by such Holders (the “Default Notice”), and upon the occurrence of an Event of Default specified the remaining sections of Articles III (other than failure to pay the principal hereof or interest thereon at the Maturity Date specified in Section 3,1 hereof), the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150%  times  the  sum  of (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “Mandatory Prepayment Date”)  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x) plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof (the then outstanding principal amount of this Note to the date of payment  plus  the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article I, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date),  multiplied by  (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity.

If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

ARTICLE IV. MISCELLANEOUS

4.1

Failure or Indulgence Not Waiver.  No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges.  All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

4.2

Notices.  All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice.  Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.  The addresses for such communications shall be:

If to the Borrower, to:

Attn: ,

facsimile:

With a copy by fax only to (which copy shall not constitute notice):

The Loev Law Firm, P.C.

Attn: David M. Loev

6300 West Loop South, Suite 280

Bellaire, Texas 77041

facsimile: 713-524-4122

phone: 713-524-4110

If to the Holder:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attn: Curt Kramer, President

facsimile: 516-498-9894

With a copy by fax only to (which copy shall not constitute notice):

Naidich Wurman Birnbaum & Maday, LLP

80 Cuttermill Road, Suite 410

Great Neck, NY 11021

Attn: Bernard S. Feldman, Esq.

facsimile: 516-466-3555

4.3

Amendments.  This Note and any provision hereof may only be amended by an instrument in writing signed by the Borrower and the Holder.  The term “Note” and all reference thereto, as used throughout this instrument, shall mean this instrument (and the other Notes issued pursuant to the Purchase Agreement) as originally executed, or if later amended or supplemented, then as so amended or supplemented.

4.4

Assignability.  This Note shall be binding upon the Borrower and its successors and assigns, and shall inure to be the benefit of the Holder and its successors and assigns.  Each transferee of this Note must be an “accredited investor” (as defined in Rule 501(a) of the 1933 Act).  Notwithstanding anything in this Note to the contrary, this Note may be pledged as collateral in connection with a  bona fide  margin account or other lending arrangement.

4.5

Cost of Collection.  If default is made in the payment of this Note, the Borrower shall pay the Holder hereof costs of collection, including reasonable attorneys’ fees.

4.6

Governing Law.  This Note shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of laws.  Any action brought by either party against the other concerning the transactions contemplated by this Note shall be brought only in the state courts of New York or in the federal courts located in the state and county of Nassau.  The parties to this Note hereby irrevocably waive any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon  forum non conveniens .  The Borrower and Holder waive trial by jury.  The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs.  In the event that any provision of this Note or any other agreement delivered in connection herewith is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of any agreement.   Each party hereby irrevocably waives personal service of process and consents to process being served in any suit, action or proceeding in connection with this Agreement or any other Transaction Document by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any other manner permitted by law.

4.7

Certain Amounts.  Whenever pursuant to this Note the Borrower is required to pay an amount in excess of the outstanding principal amount (or the portion thereof required to be paid at that time) plus accrued and unpaid interest plus Default Interest on such interest, the Borrower and the Holder agree that the actual damages to the Holder from the receipt of cash payment on this Note may be difficult to determine and the amount to be so paid by the Borrower represents stipulated damages and not a penalty and is intended to compensate the Holder in part for loss of the opportunity to convert this Note and to earn a return from the sale of shares of Common Stock acquired upon conversion of this Note at a price in excess of the price paid for such shares pursuant to this Note.  The Borrower and the Holder hereby agree that such amount of stipulated damages is not plainly disproportionate to the possible loss to the Holder from the receipt of a cash payment without the opportunity to convert this Note into shares of Common Stock.

4.8

Purchase Agreement.  By its acceptance of this Note, each party agrees to be bound by the applicable terms of the Purchase Agreement.

4.9

Notice of Corporate Events.  Except as otherwise provided below, the Holder of this Note shall have no rights as a Holder of Common Stock unless and only to the extent that it converts this Note into Common Stock. The Borrower shall provide the Holder with prior notification of any meeting of the Borrower’s shareholders (and copies of proxy materials and other information sent to shareholders).  In the event of any taking by the Borrower of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Borrower or any proposed liquidation, dissolution or winding up of the Borrower, the Borrower shall mail a notice to the Holder, at least twenty (20) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time.  The Borrower shall make a public announcement of any event requiring notification to the Holder hereunder substantially simultaneously with the notification to the Holder in accordance with the terms of this Section 4.9.

4.10

Remedies.  The Borrower acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder, by vitiating the intent and purpose of the transaction contemplated hereby.  Accordingly, the Borrower acknowledges that the remedy at law for a breach of its obligations under this Note will be inadequate and agrees, in the event of a breach or threatened breach by the Borrower of the provisions of this Note, that the Holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

IN WITNESS WHEREOF, Borrower has caused this Note to be signed in its name by its duly authorized officer this .

By: _______________________________

EXHIBIT A

NOTICE OF CONVERSION

The undersigned hereby elects to convert $_________________ principal amount of the Note (defined below) into that number of shares of Common Stock to be issued pursuant to the conversion of the Note (“Common Stock”) as set forth below, of , a  corporation (the “Borrower”) according to the conditions of the convertible note of the Borrower dated as of  (the “Note”), as of the date written below.  No fee will be charged to the Holder for any conversion, except for transfer taxes, if any.

Box Checked as to applicable instructions:

[ ]

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system (“DWAC Transfer”).

Name of DTC Prime Broker:

Account Number:

[  ]

The undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder’s calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attention: Certificate Delivery

(516) 498-9890

Date of Conversion:

             _____________

Applicable Conversion Price:

$____________

Number of Shares of Common Stock to be Issued

    Pursuant to Conversion of the Notes:

______________

Amount of Principal Balance Due remaining

    Under the Note after this conversion:                    ______________

ASHER ENTERPRISES, INC.

By:_____________________________

Name:

Curt Kramer

Title:

President

Date:  ______________

1 Linden Pl., Suite 207

Great Neck, NY. 11021

SECURITIES PURCHASE AGREEMENT

This SECURITIES PURCHASE AGREEMENT (the “Agreement”), dated as of , by and between , an  corporation, with headquarters located at ,  (the “Company”), and  ASHER ENTERPRISES, INC. , a Delaware corporation, with its address at 1 Linden Place, Suite 207, Great Neck, NY 11021 (the “Buyer”).

WHEREAS:

A.

The Company and the Buyer are executing and delivering this Agreement in reliance upon the exemption from securities registration afforded by the rules and regulations as promulgated by the United States Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended (the “1933 Act”);

B.

Buyer desires to purchase and the Company desires to issue and sell, upon the terms and conditions set forth in this Agreement an 8% convertible note of the Company, in the form attached hereto as Exhibit A, in the aggregate principal amount of $ (together with any note(s) issued in replacement thereof or as a dividend thereon or otherwise with respect thereto in accordance with the terms thereof, the “Note”), convertible into shares of common stock, $ par value per share, of the Company (the “Common Stock”), upon the terms and subject to the limitations and conditions set forth in such Note.

C.

The Buyer wishes to purchase, upon the terms and conditions stated in this Agreement, such principal amount of Note as is set forth immediately below its name on the signature pages hereto; and

NOW THEREFORE, the Company and the Buyer severally (and not jointly) hereby agree as follows:

1.

Purchase and Sale of Note.

a.

Purchase of Note.  On the Closing Date (as defined below), the Company shall issue and sell to the Buyer and the Buyer agrees to purchase from the Company such principal amount of Note as is set forth immediately below the Buyer’s name on the signature pages hereto.

b.

Form of Payment.  On the Closing Date (as defined below), (i) the Buyer shall pay the purchase price for the Note to be issued and sold to it at the Closing (as defined below) (the “Purchase Price”) by wire transfer of immediately available funds to the Company, in accordance with the Company’s written wiring instructions, against delivery of the Note in the principal amount equal to the Purchase Price as is set forth immediately below the Buyer’s name on the signature pages hereto, and (ii) the Company shall deliver such duly executed Note on behalf of the Company, to the Buyer, against delivery of such Purchase Price.

c.

Closing Date.  Subject to the satisfaction (or written waiver) of the conditions thereto set forth in Section 6 and Section 7 below, the date and time of the issuance and sale of the Note pursuant to this Agreement (the “Closing Date”) shall be 12:00 noon, Eastern Standard Time on or about , or such other mutually agreed upon time.  The closing of the transactions contemplated by this Agreement (the “Closing”) shall occur on the Closing Date at such location as may be agreed to by the parties.

2.

Buyer’s Representations and Warranties.  The Buyer represents and warrants to the Company that:

a.

Investment Purpose.  As of the date hereof, the Buyer is purchasing the Note and the shares of Common Stock issuable upon conversion of or otherwise pursuant to the Note (including, without limitation, such additional shares of Common Stock, if any, as are issuable (i) on account of interest on the Note or (ii) as a result of the events described in Sections 1.3 and 1.4(g) of the Note, such shares of Common Stock being collectively referred to herein as the “Conversion Shares” and, collectively with the Note, the “Securities”) for its own account and not with a present view towards the public sale or distribution thereof, except pursuant to sales registered or under the 1933 Act; provided ,  however , that by making the representations herein, the Buyer does not agree to hold any of the Securities for any minimum or other specific term and reserves the right to dispose of the Securities at any time in accordance with or pursuant to a registration statement or an exemption under the 1933 Act.

b.

Accredited Investor Status.  The Buyer is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D (an “Accredited Investor”).

c.

Reliance on Exemptions.  The Buyer understands that the Securities are being offered and sold to it in reliance upon specific exemptions from the registration requirements of United States federal and state securities laws and that the Company is relying upon the truth and accuracy of, and the Buyer’s compliance with, the representations, warranties, agreements, acknowledgments and understandings of the Buyer set forth herein in order to determine the availability of such exemptions and the eligibility of the Buyer to acquire the Securities.

d.

Information.  The Buyer and its advisors, if any, have been, and for so long as the Note remain outstanding will continue to be, furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Securities which have been requested by the Buyer or its advisors.  The Buyer and its advisors, if any, have been, and for so long as the Note remain outstanding will continue to be, afforded the opportunity to ask questions of the Company.  Notwithstanding the foregoing, the Company has not disclosed to the Buyer any material nonpublic information and will not disclose such information unless such information is disclosed to the public prior to or promptly following such disclosure to the Buyer.  Neither such inquiries nor any other due diligence investigation conducted by Buyer or any of its advisors or representatives shall modify, amend or affect Buyer’s right to rely on the Company’s representations and warranties contained in Section 3 below.  The Buyer understands that its investment in the Securities involves a significant degree of risk. The Buyer is not aware of any facts that may constitute a breach of any of the Company's representations and warranties made herein.

e.

Governmental Review.  The Buyer understands that no United States federal or state agency or any other government or governmental agency has passed upon or made any recommendation or endorsement of the Securities.

f.

Transfer or Re-sale.  The Buyer understands that (i) the sale or re-sale of the Securities has not been and is not being registered under the 1933 Act or any applicable state securities laws, and the Securities may not be transferred unless (a) the Securities are sold pursuant to an effective registration statement under the 1933 Act, (b) the Buyer shall have delivered to the Company, at the cost of the Buyer, an opinion of counsel that shall be in form, of the Form of Opinion attached as Exhibit A to the Agreement  to the effect that the Securities to be sold or transferred may be sold or transferred pursuant to an exemption from such registration, which opinion shall be accepted by the Company, (c) the Securities are sold or transferred to an “affiliate” (as defined in Rule 144 promulgated under the 1933 Act (or a successor rule) (“Rule 144”)) of the Buyer who agrees to sell or otherwise transfer the Securities only in accordance with this Section 2(f) and who is an Accredited Investor, (d) the Securities are sold pursuant to Rule 144 (accompanied by a legal opinion), or (e) the Securities are sold pursuant to Regulation S under the 1933 Act (or a successor rule) (“Regulation S”), and the Buyer shall have delivered to the Company, at the cost of the Buyer, an opinion of counsel that shall be in form, substance and scope customary for opinions of counsel in corporate transactions, which opinion shall be accepted by the Company; (ii) any sale of such Securities made in reliance on Rule 144 may be made only in accordance with the terms of said Rule and further, if said Rule is not applicable, any re-sale of such Securities under circumstances in which the seller (or the person through whom the sale is made) may be deemed to be an underwriter (as that term is defined in the 1933 Act) may require compliance with some other exemption under the 1933 Act or the rules and regulations of the SEC thereunder; and (iii) neither the Company nor any other person is under any obligation to register such Securities under the 1933 Act or any state securities laws or to comply with the terms and conditions of any exemption thereunder (in each case).  Notwithstanding the foregoing or anything else contained herein to the contrary, the Securities may be pledged as collateral in connection with a  bona fide  margin account or other lending arrangement.

g.

Legends.  The Buyer understands that the Note and, until such time as the Conversion Shares have been registered under the 1933 Act may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold, the Conversion Shares shall bear a restrictive legend in substantially the following form (and a stop-transfer order may be placed against transfer of the certificates for such Securities):

“NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE EXERCISABLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE

STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.”

The legend set forth above shall be removed and the Company shall issue a certificate without such legend to the holder of any Security upon which it is stamped, if, unless otherwise required by applicable state securities laws, (a) such Security is registered for sale under an effective registration statement filed under the 1933 Act or otherwise may be sold pursuant to Rule 144 or Regulation S without any restriction as to the number of securities as of a particular date that can then be immediately sold, or (b) such holder provides the Company with an opinion of counsel, in the Form of Opinion attached as Exhibit A to the Agreement to the effect that a public sale or transfer of such Security may be made without registration under the 1933 Act, which opinion shall be accepted by the Company so that the sale or transfer is effected.  The Buyer agrees to sell all Securities, including those represented by a certificate(s) from which the legend has been removed, in compliance with applicable prospectus delivery requirements, if any. In the event that the Company does not accept the opinion of counsel provided by the Buyer with respect to the transfer of Securities pursuant to an exemption from registration, such as Rule 144 or Regulation S, at the Deadline, it will be considered an Event of Default pursuant to Section 3.2 of the Note.

h.

Authorization; Enforcement. This Agreement has been duly and validly authorized.  This Agreement has been duly executed and delivered on behalf of the Buyer, and this Agreement constitutes a valid and binding agreement of the Buyer enforceable in accordance with its terms.

i.

Residency.  The Buyer is a resident of the jurisdiction set forth immediately below the Buyer’s name on the signature pages hereto.

3.

Representations and Warranties of the Company.  The Company represents and warrants to the Buyer that:

a.

Organization and Qualification.  The Company and each of its Subsidiaries (as defined below), if any, is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction in which it is incorporated, with full power and authority (corporate and other) to own, lease, use and operate its properties and to carry on its business as and where now owned, leased, used, operated and conducted.  Schedule 3(a) sets forth a list of all of the Subsidiaries of the Company and the jurisdiction in which each is incorporated.  The Company and each of its Subsidiaries is duly qualified as a foreign corporation to do business and is in good standing in every jurisdiction in which its ownership or use of property or the nature of the business conducted by it makes such qualification necessary except where the failure to be so qualified or in good standing would not have a Material Adverse Effect.  “Material Adverse Effect” means any material adverse effect on the business, operations, assets, financial condition or prospects of the Company or its Subsidiaries, if any, taken as a whole, or on the transactions contemplated hereby or by the agreements or instruments to be entered into in connection herewith.  “Subsidiaries” means any corporation or other organization, whether incorporated or unincorporated, in which the Company owns, directly or indirectly, any equity or other ownership interest.

b.

Authorization; Enforcement.  (i) The Company has all requisite corporate power and authority to enter into and perform this Agreement, the Note and to consummate the transactions contemplated hereby and thereby and to issue the Securities, in accordance with the terms hereof and thereof, (ii) the execution and delivery of this Agreement, the Note by the Company and the consummation by it of the transactions contemplated hereby and thereby (including without limitation, the issuance of the Note and the issuance and reservation for issuance of the Conversion Shares issuable upon conversion or exercise thereof) have been duly authorized by the Company’s Board of Directors and no further consent or authorization of the Company, its Board of Directors, or its shareholders is required, (iii) this Agreement has been duly executed and delivered by the Company by its authorized representative, and such authorized representative is the true and official representative with authority to sign this Agreement and the other documents executed in connection herewith and bind the Company accordingly, and (iv) this Agreement constitutes, and upon execution and delivery by the Company of the Note, each of such instruments will constitute, a legal, valid and binding obligation of the Company enforceable against the Company in accordance with its terms.

c.

Capitalization.  As of the date hereof, the authorized capital stock of the Company consists of: (i) 60,000,000 shares of Common Stock, Series A $ par value per share, of which 30,448,294 shares are issued and outstanding; and (ii) 60,000,000 shares of Common Stock, Series B, $0.01 par value per share, of which 2,500,000 shares are issued and outstanding; no shares are reserved for issuance pursuant to the Company’s stock option plans, no shares are reserved for issuance pursuant to securities (other than the Note and a prior convertible promissory note in favor of the Buyer dated May 27, 2011 in the amount of $50,000.00 for which 10,958,504 shares of Common Stock are presently reserved) exercisable for, or convertible into or exchangeable for shares of Common Stock and  shares are reserved for issuance upon conversion of the Note.  All of such outstanding shares of capital stock are, or upon issuance will be, duly authorized, validly issued, fully paid and non-assessable.  No shares of capital stock of the Company are subject to preemptive rights or any other similar rights of the shareholders of the Company or any liens or encumbrances imposed through the actions or failure to act of the Company.  As of the effective date of this Agreement, (i) there are no outstanding options, warrants, scrip, rights to subscribe for, puts, calls, rights of first refusal, agreements, understandings, claims or other commitments or rights of any character whatsoever relating to, or securities or rights convertible into or exchangeable for any shares of capital stock of the Company or any of its Subsidiaries, or arrangements by which the Company or any of its Subsidiaries is or may become bound to issue additional shares of capital stock of the Company or any of its Subsidiaries, (ii) there are no agreements or arrangements under which the Company or any of its Subsidiaries is obligated to register the sale of any of its or their securities under the 1933 Act and (iii) there are no anti-dilution or price adjustment provisions contained in any security issued by the Company (or in any agreement providing rights to security holders) that will be triggered by the issuance of the Note or the Conversion Shares.  The Company has furnished to the Buyer true and correct copies of the Company’s Certificate of Incorporation as in effect on the date hereof (“Certificate of Incorporation”), the Company’s By-laws, as in effect on the date hereof (the “By-laws”), and the terms of all securities convertible into or exercisable for Common Stock of the Company and the material rights of the holders thereof in respect thereto.  The Company shall provide the Buyer with a written update of this representation signed by the Company’s Chief Executive on behalf of the Company as of the Closing Date.

d.

Issuance of Shares.  The Conversion Shares are duly authorized and reserved for issuance and, upon conversion of the Note in accordance with its respective terms, will be validly issued, fully paid and non-assessable, and free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Company and will not impose personal liability upon the holder thereof.

e.

Acknowledgment of Dilution.  The Company understands and acknowledges the potentially dilutive effect to the Common Stock upon the issuance of the Conversion Shares upon conversion of the Note.  The Company further acknowledges that its obligation to issue Conversion Shares upon conversion of the Note in accordance with this Agreement, the Note is absolute and unconditional regardless of the dilutive effect that such issuance may have on the ownership interests of other shareholders of the Company.

f.

No Conflicts.  The execution, delivery and performance of this Agreement, the Note by the Company and the consummation by the Company of the transactions contemplated hereby and thereby (including, without limitation, the issuance and reservation for issuance of the Conversion Shares) will not (i) conflict with or result in a violation of any provision of the Certificate of Incorporation or By-laws, or (ii) violate or conflict with, or result in a breach of any provision of, or constitute a default (or an event which with notice or lapse of time or both could become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture, patent, patent license or instrument to which the Company or any of its Subsidiaries is a party, or (iii)  result in a violation of any law, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations and regulations of any self-regulatory organizations to which the Company or its securities are subject) applicable to the Company or any of its Subsidiaries or by which any property or asset of the Company or any of its Subsidiaries is bound or affected

(except for such conflicts, defaults, terminations, amendments, accelerations, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect).  Neither the Company nor any of its Subsidiaries is in violation of its Certificate of Incorporation, By-laws or other organizational documents and neither the Company nor any of its Subsidiaries is in default (and no event has occurred which with notice or lapse of time or both could put the Company or any of its Subsidiaries in default) under, and neither the Company nor any of its Subsidiaries has taken any action or failed to take any action that would give to others any rights of termination, amendment, acceleration or cancellation of, any agreement, indenture or instrument to which the Company or any of its Subsidiaries is a party or by which any property or assets of the Company or any of its Subsidiaries is bound or affected, except for possible defaults as would not, individually or in the aggregate, have a Material Adverse Effect. The businesses of the Company and its Subsidiaries, if any, are not being conducted, and shall not be conducted so long as the Buyer owns any of the Securities, in violation of any law, ordinance or regulation of any governmental entity.  Except as specifically contemplated by this Agreement and as required under the 1933 Act and any applicable state securities laws, the Company is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court, governmental agency, regulatory agency, self regulatory organization or stock market or any third party in order for it to execute, deliver or perform any of its obligations under this Agreement, the Note in accordance with the terms hereof or thereof or to issue and sell the Note in accordance with the terms hereof and to issue the Conversion Shares upon conversion of the Note.  All consents, authorizations, orders, filings and registrations which the Company is required to obtain pursuant to the preceding sentence have been obtained or effected on or prior to the date hereof.  The Company is not in violation of the listing requirements of the Over-the-Counter Bulletin Board (the “OTCBB”) and does not reasonably anticipate that the Common Stock will be delisted by the OTCBB in the foreseeable future.  The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

g.

SEC Documents; Financial Statements.  The Company has filed all reports, schedules, forms, statements and other documents required to be filed by it with the SEC pursuant to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “1934 Act”) (all of the foregoing filed prior to the date hereof and all exhibits included therein and financial statements and schedules thereto and documents (other than exhibits to such documents) incorporated by reference therein, being hereinafter referred to herein as the “SEC Documents”).  Upon written request the Company will deliver to the Buyer true and complete copies of the SEC Documents, except for such exhibits and incorporated documents.  As of their respective dates, the SEC Documents complied in all material respects with the requirements of the 1934 Act and the rules and regulations of the SEC promulgated thereunder applicable to the SEC Documents, and none of the SEC Documents, at the time they were filed with the SEC, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.  None of the statements made in any such SEC Documents is, or has been, required to be amended or updated under applicable law (except for such statements as have been amended or updated in subsequent filings prior the date hereof).  As of their respective dates, the financial statements of the Company included in the SEC Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the SEC with respect thereto.  Such financial statements have been prepared in accordance with United States generally accepted accounting principles, consistently applied, during the periods involved  and fairly present in all material respects the consolidated financial position of the Company and its consolidated Subsidiaries as of the dates thereof and the consolidated results of their operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).  Except as set forth in the financial statements of the Company included in the SEC Documents, the Company has no liabilities, contingent or otherwise, other than (i) liabilities incurred in the ordinary course of business subsequent to , and (ii) obligations under contracts and commitments incurred in the ordinary course of business and not required under generally accepted accounting principles to be reflected in such financial statements, which, individually or in the aggregate, are not material to the financial condition or operating results of the Company. The Company is subject to the reporting requirements of the 1934 Act.

h.

Absence of Certain Changes.  Since , there has been no material adverse change and no material adverse development in the assets, liabilities, business, properties, operations, financial condition, results of operations, prospects or 1934 Act reporting status of the Company or any of its Subsidiaries.

i.

Absence of Litigation.  There is no action, suit, claim, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the Company or any of its Subsidiaries, threatened against or affecting the Company or any of its Subsidiaries, or their officers or directors in their capacity as such, that could have a Material Adverse Effect.  Schedule 3(i) contains a complete list and summary description of any pending or, to the knowledge of the Company, threatened proceeding against or affecting the Company or any of its Subsidiaries, without regard to whether it would have a Material Adverse Effect.  The Company and its Subsidiaries are unaware of any facts or circumstances which might give rise to any of the foregoing.

j.

Patents, Copyrights, etc.  The Company and each of its Subsidiaries owns or possesses the requisite licenses or rights to use all patents, patent applications, patent rights, inventions, know-how, trade secrets, trademarks, trademark applications, service marks, service names, trade names and copyrights (“Intellectual Property”) necessary to enable it to conduct its business as now operated (and, as presently contemplated to be operated in the future); there is no claim or action by any person pertaining to, or proceeding pending, or to the Company’s knowledge threatened, which challenges the right of the Company or of a Subsidiary with respect to any Intellectual Property necessary to enable it to conduct its business as now operated (and, as presently contemplated to be operated in the future); to the best of the Company’s knowledge, the Company’s or its Subsidiaries’ current and intended products, services and processes do not infringe on any Intellectual Property or other rights held by any person; and the Company is unaware of any facts or circumstances which might give rise to any of the foregoing.  The Company and each of its Subsidiaries have taken reasonable security measures to protect the secrecy, confidentiality and value of their Intellectual Property.

k.

No Materially Adverse Contracts, Etc.  Neither the Company nor any of its Subsidiaries is subject to any charter, corporate or other legal restriction, or any judgment, decree, order, rule or regulation which in the judgment of the Company’s officers has or is expected in the future to have a Material Adverse Effect.  Neither the Company nor any of its Subsidiaries is a party to any contract or agreement which in the judgment of the Company’s officers has or is expected to have a Material Adverse Effect.

l.

Tax Status.  The Company and each of its Subsidiaries has made or filed all federal, state and foreign income and all other tax returns, reports and declarations required by any jurisdiction to which it is subject (unless and only to the extent that the Company and each of its Subsidiaries has set aside on its books provisions reasonably adequate for the payment of all unpaid and unreported taxes) and has paid all taxes and other governmental assessments and charges that are material in amount, shown or determined to be due on such returns, reports and declarations, except those being contested in good faith and has set aside on its books provisions reasonably adequate for the payment of all taxes for periods subsequent to the periods to which such returns, reports or declarations apply.  There are no unpaid taxes in any material amount claimed to be due by the taxing authority of any jurisdiction, and the officers of the Company know of no basis for any such claim.  The Company has not executed a waiver with respect to the statute of limitations relating to the assessment or collection of any foreign, federal, state or local tax.  None of the Company’s tax returns is presently being audited by any taxing authority.

m.

Certain Transactions.  Except for arm’s length transactions pursuant to which the Company or any of its Subsidiaries makes payments in the ordinary course of business upon terms no less favorable than the Company or any of its Subsidiaries could obtain from third parties and other than the grant of stock options disclosed on Schedule 3(c), none of the officers, directors, or employees of the Company is presently a party to any transaction with the Company or any of its Subsidiaries (other than for services as employees, officers and directors), including any contract, agreement or other arrangement providing for the furnishing of services to or by, providing for rental of real or personal property to or from, or otherwise requiring payments to or from any officer, director or such employee or, to the knowledge of the Company, any corporation, partnership, trust or other entity in which any officer, director, or any such employee has a substantial interest or is an officer, director, trustee or partner.

n.

Disclosure.  All information relating to or concerning the Company or any of its Subsidiaries set forth in this Agreement and provided to the Buyer pursuant to Section 2(d) hereof and otherwise in connection with the transactions contemplated hereby is true and correct in all material respects and the Company has not omitted to state any material fact necessary in order to make the statements made herein or therein, in light of the circumstances under which they were made, not misleading.  No event or circumstance has occurred or exists with respect to the Company or any of its Subsidiaries or its or their business, properties, prospects, operations or financial conditions, which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed (assuming for this purpose that the Company’s reports filed under the 1934 Act are being incorporated into an effective registration statement filed by the Company under the 1933 Act).

o.

Acknowledgment Regarding Buyer’s Purchase of Securities.  The Company acknowledges and agrees that the Buyer is acting solely in the capacity of arm’s length purchasers with respect to this Agreement and the transactions contemplated hereby.  The Company further acknowledges that the Buyer is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereby and any statement made by the Buyer or any of its respective representatives or agents in connection with this Agreement and the transactions contemplated hereby is not advice or a recommendation and is merely incidental to the Buyer’ purchase of the Securities.  The Company further represents to the Buyer that the Company’s decision to enter into this Agreement has been based solely on the independent evaluation of the Company and its representatives.

p.

No Integrated Offering.  Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales in any security or solicited any offers to buy any security under circumstances that would require registration under the 1933 Act of the issuance of the Securities to the Buyer.  The issuance of the Securities to the Buyer will not be integrated with any other issuance of the Company’s securities (past, current or future) for purposes of any shareholder approval provisions applicable to the Company or its securities.

q.

No Brokers.  The Company has taken no action which would give rise to any claim by any person for brokerage commissions, transaction fees or similar payments relating to this Agreement or the transactions contemplated hereby.

r.

Permits; Compliance.  The Company and each of its Subsidiaries is in possession of all franchises, grants, authorizations, licenses, permits, easements, variances, exemptions, consents, certificates, approvals and orders necessary to own, lease and operate its properties and to carry on its business as it is now being conducted (collectively, the “Company Permits”), and there is no action pending or, to the knowledge of the Company, threatened regarding suspension or cancellation of any of the Company Permits.  Neither the Company nor any of its Subsidiaries is in conflict with, or in default or violation of, any of the Company Permits, except for any such conflicts, defaults or violations which, individually or in the aggregate, would not reasonably be expected to have a Material Adverse Effect.  Since , neither the Company nor any of its Subsidiaries has received any notification with respect to possible conflicts, defaults or violations of applicable laws, except for notices relating to possible conflicts, defaults or violations, which conflicts, defaults or violations would not have a Material Adverse Effect.

s.

Environmental Matters.

(i)

There are, to the Company’s knowledge, with respect to the Company or any of its Subsidiaries or any predecessor of the Company, no past or present violations of Environmental Laws (as defined below), releases of any material into the environment, actions, activities, circumstances, conditions, events, incidents, or contractual obligations which may give rise to any common law environmental liability or any liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 or similar federal, state, local or foreign laws and neither the Company nor any of its Subsidiaries has received any notice with respect to any of the foregoing, nor is any action pending or, to the Company’s knowledge, threatened in connection with any of the foregoing.  The term “Environmental Laws” means all federal, state, local or foreign laws relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or subsurface strata), including, without limitation, laws relating to emissions, discharges, releases or threatened releases of chemicals, pollutants contaminants, or toxic or hazardous substances or wastes (collectively, “Hazardous Materials”) into the environment, or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of Hazardous Materials, as well as all authorizations, codes, decrees, demands or demand letters, injunctions, judgments, licenses, notices or notice letters, orders, permits, plans or regulations issued, entered, promulgated or approved thereunder.

(ii)

Other than those that are or were stored, used or disposed of in compliance with applicable law, no Hazardous Materials are contained on or about any real property currently owned, leased or used by the Company or any of its Subsidiaries, and no Hazardous Materials were released on or about any real property previously owned, leased or used by the Company or any of its Subsidiaries during the period the property was owned, leased or used by the Company or any of its Subsidiaries, except in the normal course of the Company’s or any of its Subsidiaries’ business.

(iii)

There are no underground storage tanks on or under any real property owned, leased or used by the Company or any of its Subsidiaries that are not in compliance with applicable law.

t.

Title to Property.  The Company and its Subsidiaries have good and marketable title in fee simple to all real property and good and marketable title to all personal property owned by them which is material to the business of the Company and its Subsidiaries, in each case free and clear of all liens, encumbrances and defects except such as are described in Schedule 3(t) or such as would not have a Material Adverse Effect.  Any real property and facilities held under lease by the Company and its Subsidiaries are held by them under valid, subsisting and enforceable leases with such exceptions as would not have a Material Adverse Effect.

u.

Insurance.  The Company and each of its Subsidiaries are insured by insurers of recognized financial responsibility against such losses and risks and in such amounts as management of the Company believes to be prudent and customary in the businesses in which the Company and its Subsidiaries are engaged.  Neither the Company nor any such Subsidiary has any reason to believe that it will not be able to renew its existing insurance coverage as and when such coverage expires or to obtain similar coverage from similar insurers as may be necessary to continue its business at a cost that would not have a Material Adverse Effect.  Upon written request the Company will provide to the Buyer true and correct copies of all policies relating to directors’ and officers’ liability coverage, errors and omissions coverage, and commercial general liability coverage.

v.

Internal Accounting Controls.  Except as disclosed in the Company's SEC Documents, the Company and each of its Subsidiaries maintain a system of internal accounting controls sufficient, in the judgment of the Company’s board of directors, to provide reasonable assurance that (i) transactions are executed in accordance with management’s general or specific authorizations, (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain asset accountability, (iii) access to assets is permitted only in accordance with management’s general or specific authorization and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

w.

Foreign Corrupt Practices.  Neither the Company, nor any of its Subsidiaries, nor any director, officer, agent, employee or other person acting on behalf of the Company or any Subsidiary has, in the course of his actions for, or on behalf of, the Company, used any corporate funds for any unlawful contribution, gift, entertainment or other unlawful expenses relating to political activity; made any direct or indirect unlawful payment to any foreign or domestic government official or employee from corporate funds; violated or is in violation of any provision of the U.S. Foreign Corrupt Practices Act of 1977, as amended, or made any bribe, rebate, payoff, influence payment, kickback or other unlawful payment to any foreign or domestic government official or employee.

x.

[INTENTIONALLY DELETED]

y.

No Investment Company.  The Company is not, and upon the issuance and sale of the Securities as contemplated by this Agreement will not be an “investment company” required to be registered under the Investment Company Act of 1940 (an “Investment Company”).  The Company is not controlled by an Investment Company.

z.

Breach of Representations and Warranties by the Company.  If the Company breaches any of the representations or warranties set forth in this Section 3, and in addition to any other remedies available to the Buyer pursuant to this Agreement, it will be considered an Event of default under Section 3.4 of the Note.

4.

COVENANTS.

a.

Best Efforts.  The parties shall use their best efforts to satisfy timely each of the conditions described in Section 6 and 7 of this Agreement.

b.

Form D; Blue Sky Laws.  The Company agrees to file a Form D with respect to the Securities as required under Regulation D and to provide a copy thereof to the Buyer promptly after such filing.  The Company shall, on or before the Closing Date, take such action as the Company shall reasonably determine is necessary to qualify the Securities for sale to the Buyer at the applicable closing pursuant to this Agreement under applicable securities or “blue sky” laws of the states of the United States (or to obtain an exemption from such qualification), and shall provide evidence of any such action so taken to the Buyer on or prior to the Closing Date.

c.

Use of Proceeds.  The Company shall use the proceeds for general working capital purposes.

d.

Right of First Refusal.  Unless it shall have first delivered to the Buyer, at least three Business Days prior to the closing of such Future Offering (as defined herein), written notice describing the proposed Future Offering, including the terms and conditions thereof and proposed definitive documentation to be entered into in connection therewith, and providing the Buyer an option during the three Business Days period following delivery of such notice to purchase the securities being offered in the Future Offering on the same terms as contemplated by such Future Offering (the limitations referred to in this sentence and the preceding sentence are collectively referred to as the “Right of First Refusal”) (and subject to the exceptions described below), the Company will not conduct any equity financing (including debt with an equity component) (“Future Offerings”) during the period beginning on the Closing Date and ending twelve (12) months following the Closing Date.  In the event the terms and conditions of a proposed Future Offering are amended in any respect after delivery of the notice to the Buyer concerning the proposed Future Offering, the Company shall deliver a new notice to the Buyer describing the amended terms and conditions of the proposed Future Offering and the Buyer thereafter shall have an option during the three Business Days period following delivery of such new notice to purchase its pro rata share of the securities being offered on the same terms as contemplated by such proposed Future Offering, as amended.  The foregoing sentence shall apply to successive amendments to the terms and conditions of any proposed Future Offering.  The Right of First Refusal shall not apply to any transaction involving (i) issuances of securities in a firm commitment underwritten public offering (excluding a continuous offering pursuant to Rule 415 under the 1933 Act) or (ii) issuances of securities as consideration for a merger, consolidation or purchase of assets, or in connection with any strategic partnership or joint venture (the primary purpose of which is not to raise equity capital), or in connection with the disposition or acquisition of a business, product or license by the Company.  The Right of First Refusal also shall not apply to the issuance of securities upon exercise or conversion of the Company’s options, warrants or other convertible securities outstanding as of the date hereof or to the grant of additional options or warrants, or the issuance of additional securities, under any Company stock option or restricted stock plan approved by the shareholders of the Company.

e.

Expenses.  The Company’s sole obligation with respect to this transaction is to reimburse Buyer’ expenses shall be $2,500, which shall be deducted from the proceeds of the loan..

f.

Financial Information.  Upon written request the Company agrees to send or make available the following reports to the Buyer until the Buyer transfers, assigns, or sells all of the Securities: (i) within ten (10) days after the filing with the SEC, a copy of its Annual Report on Form 10-K its Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K; (ii) within one (1) day after release, copies of all press releases issued by the Company or any of its Subsidiaries; and (iii) contemporaneously with the making available or giving to the shareholders of the Company, copies of any notices or other information the Company makes available or gives to such shareholders.

g.

[INTENTIONALLY DELETED]

h.

Listing.  The Company shall promptly secure the listing of the Conversion Shares upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed (subject to official notice of issuance) and, so long as the Buyer owns any of the Securities, shall maintain, so long as any other shares of Common Stock shall be so listed, such listing of all Conversion Shares from time to time issuable upon conversion of the Note.  The Company will obtain and, so long as the Buyer owns any of the Securities, maintain the listing and trading of its Common Stock on the OTCBB or any equivalent replacement exchange, the Nasdaq National Market (“Nasdaq”), the Nasdaq SmallCap Market (“Nasdaq SmallCap”), the New York Stock Exchange (“NYSE”), or the American Stock Exchange (“AMEX”) and will comply in all respects with the Company’s reporting, filing and other obligations under the bylaws or rules of the Financial Industry Regulatory Authority (“FINRA”) and such exchanges, as applicable.  The Company shall promptly provide to the Buyer copies of any notices it receives from the OTCBB and any other exchanges or quotation systems on which the Common Stock is then listed regarding the continued eligibility of the Common Stock for listing on such exchanges and quotation systems.

i.

Corporate Existence.  So long as the Buyer beneficially owns any Note, the Company shall maintain its corporate existence and shall not sell all or substantially all of the Company’s assets, except in the event of a merger or consolidation or sale of all or substantially all of the Company’s assets, where the surviving or successor entity in such transaction (i) assumes the Company’s obligations hereunder and under the agreements and instruments entered into in connection herewith and (ii) is a publicly traded corporation whose Common Stock is listed for trading on the OTCBB, Nasdaq, Nasdaq SmallCap, NYSE or AMEX.

j.

No Integration.  The Company shall not make any offers or sales of any security (other than the Securities) under circumstances that would require registration of the Securities being offered or sold hereunder under the 1933 Act or cause the offering of the Securities to be integrated with any other offering of securities by the Company for the purpose of any stockholder approval provision applicable to the Company or its securities.

k.

Breach of Covenants.  If the Company breaches any of the covenants set forth in this Section 4, and in addition to any other remedies available to the Buyer pursuant to this Agreement, it will be considered an event of default under Section 3.4 of the Note.

l.

Failure to Comply with the 1934 Act.  So long as the Buyer beneficially owns the Note, the Company shall comply with the reporting requirements of the 1934 Act; and the Company shall continue to be subject to the reporting requirements of the 1934 Act.

m.

Trading Activities.  Neither the Buyer nor its affiliates has an open short position in the common stock of the Company and the Buyer agree that it shall not, and that it will cause its affiliates not to, engage in any short sales of or hedging transactions with respect to the common stock of the Company.

5.

Transfer Agent Instructions.  The Company shall issue irrevocable instructions to its transfer agent to issue certificates, registered in the name of the Buyer or its nominee, for the Conversion Shares in such amounts as specified from time to time by the Buyer to the Company upon conversion of the Note in accordance with the terms thereof (the “Irrevocable Transfer Agent Instructions”).  In the event that the Borrower proposes to replace its transfer agent, the Borrower shall provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower. Prior to registration of the Conversion Shares under the 1933 Act or the date on which the Conversion Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold, all such certificates shall bear the restrictive legend specified in Section 2(g) of this Agreement.  The Company warrants that: (i) no instruction other than the Irrevocable Transfer Agent Instructions referred to in this Section 5, and stop transfer instructions to give effect to Section 2(f) hereof (in the case of the Conversion Shares, prior to registration of the Conversion Shares under the 1933 Act or the date on which the Conversion Shares may be sold pursuant to Rule 144 without any restriction as to the number of Securities as of a particular date that can then be immediately sold), will be given by the Company to its transfer agent and that the Securities shall otherwise be freely transferable on the books and records of the Company as and to the extent provided in this Agreement and the Note; (ii) it will not direct its transfer agent not to transfer or delay, impair, and/or hinder its transfer agent in transferring (or issuing)(electronically or in certificated form) any certificate for Conversion Shares to be issued to the Buyer upon conversion of or otherwise pursuant to the Note as and when required by the Note and this Agreement; and (iii) it will not fail to remove (or directs its transfer agent not to remove or impairs, delays, and/or hinders its transfer agent from removing) any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any Conversion Shares issued to the Buyer upon conversion of or otherwise pursuant to the Note as and when required by the Note and this Agreement.  Nothing in this Section shall affect in any way the Buyer’s obligations and agreement set forth in Section 2(g) hereof to comply with all applicable prospectus delivery requirements, if any, upon re-sale of the Securities.  If the Buyer provides the Company, at the cost of the Buyer, with (i) an opinion of counsel in form, substance and scope customary for opinions in comparable transactions, to the effect that a public sale or transfer of such Securities may be made without registration under the 1933 Act and such sale or transfer is effected or (ii) the Buyer provides reasonable assurances that the Securities can be sold pursuant to Rule 144, the Company shall permit the transfer, and, in the case of the Conversion Shares, promptly instruct its transfer agent to issue one or more certificates, free from restrictive legend, in such name and in such denominations as specified by the Buyer.  The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyer, by violating the intent and purpose of the transactions contemplated hereby.  Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Section 5 may be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Section, that the Buyer shall be entitled, in addition to all other available remedies, to an injunction restraining any breach and requiring immediate transfer, without the necessity of showing economic loss and without any bond or other security being required.

6.

Conditions to the Company’s Obligation to Sell.  The obligation of the Company hereunder to issue and sell the Note to the Buyer at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions thereto, provided that these conditions are for the Company’s sole benefit and may be waived by the Company at any time in its sole discretion:

a.

The Buyer shall have executed this Agreement and delivered the same to the Company.

b.

The Buyer shall have delivered the Purchase Price in accordance with Section 1(b) above.

c.

The representations and warranties of the Buyer shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at that time (except for representations and warranties that speak as of a specific date), and the Buyer shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Buyer at or prior to the Closing Date.

d.

No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

7.

Conditions to The Buyer’s Obligation to Purchase.  The obligation of the Buyer hereunder to purchase the Note at the Closing is subject to the satisfaction, at or before the Closing Date of each of the following conditions, provided that these conditions are for the Buyer’s sole benefit and may be waived by the Buyer at any time in its sole discretion:

a.

The Company shall have executed this Agreement and delivered the same to the Buyer.

b.

The Company shall have delivered to the Buyer the duly executed Note (in such denominations as the Buyer shall request) in accordance with Section 1(b) above.

c.

The Irrevocable Transfer Agent Instructions, in form and substance satisfactory to a majority-in-interest of the Buyer, shall have been delivered to and acknowledged in writing by the Company’s Transfer Agent.

d.

The representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Closing Date as though made at such time (except for representations and warranties that speak as of a specific date) and the Company shall have performed, satisfied and complied in all material respects with the covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing Date.  The Buyer shall have received a certificate or certificates, executed by the chief executive officer of the Company, dated as of the Closing Date, to the foregoing effect and as to such other matters as may be reasonably requested by the Buyer including, but not limited to certificates with respect to the Company’s Certificate of Incorporation, By-laws and Board of Directors’ resolutions relating to the transactions contemplated hereby.

e.

No litigation, statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by or in any court or governmental authority of competent jurisdiction or any self-regulatory organization having authority over the matters contemplated hereby which prohibits the consummation of any of the transactions contemplated by this Agreement.

f.

No event shall have occurred which could reasonably be expected to have a Material Adverse Effect on the Company including but not limited to a change in the 1934 Act reporting status of the Company or the failure of the Company to be timely in its 1934 Act reporting obligations.

g.

The Conversion Shares shall have been authorized for quotation on the OTCBB and trading in the Common Stock on the OTCBB shall not have been suspended by the SEC or the OTCBB.

h.

The Buyer shall have received an officer’s certificate described in Section 3(c) above, dated as of the Closing Date.

8.

Governing Law; Miscellaneous.

a.

Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of laws.  Any action brought by either party against the other concerning the transactions contemplated by this Agreement shall be brought only in the state courts of New York or in the federal courts located in the state and county of Nassau.  The parties to this Agreement hereby irrevocably waive any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon  forum non conveniens .  The Company and Buyer waive trial by jury.  The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs.  In the event that any provision of this Agreement or any other agreement delivered in connection herewith is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of any agreement.   Each party hereby irrevocably waives personal service of process and consents to process being served in any suit, action or proceeding in connection with this Agreement or any other Transaction Document by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any other manner permitted by law.

b.

Counterparts.  This Agreement may be executed in one or more counterparts, each of which shall be deemed an original but all of which shall constitute one and the same agreement and shall become effective when counterparts have been signed by each party and delivered to the other party.

c.

Headings.  The headings of this Agreement are for convenience of reference only and shall not form part of, or affect the interpretation of, this Agreement.

d.

Severability.  In the event that any provision of this Agreement is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any provision hereof which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision hereof.

e.

Entire Agreement; Amendments.  This Agreement and the instruments referenced herein contain the entire understanding of the parties with respect to the matters covered herein and therein and, except as specifically set forth herein or therein, neither the Company nor the Buyer makes any representation, warranty, covenant or undertaking with respect to such matters.  No provision of this Agreement may be waived or amended other than by an instrument in writing signed by the majority in interest of the Buyer.

f.

Notices.  All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice.  Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.  The addresses for such communications shall be:

If to the Company, to:

Attn: ,

facsimile: [enter fax number]

With a copy by fax only to (which copy shall not constitute notice):

The Loev Law Firm, P.C.

Attn: David M. Loev

6300 West Loop South, Suite 280

Bellaire, Texas 77041

facsimile: 713-524-4122

phone: 713-524-4110

                   If to the Buyer:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attn: Curt Kramer, President

facsimile: 516-498-9894

With a copy by fax only to (which copy shall not constitute notice):

Naidich Wurman Birnbaum & Maday LLP

80 Cuttermill Road, Suite 410

Great Neck, NY 11021

Attn: Bernard S. Feldman, Esq.

facsimile: 516-466-3555

Each party shall provide notice to the other party of any change in address.

g.

Successors and Assigns.  This Agreement shall be binding upon and inure to the benefit of the parties and their successors and assigns.  Neither the Company nor the Buyer shall assign this Agreement or any rights or obligations hereunder without the prior written consent of the other.  Notwithstanding the foregoing, subject to Section 2(f), the Buyer may assign its rights hereunder to any person that purchases Securities in a private transaction from the Buyer or to any of its “affiliates,” as that term is defined under the 1934 Act, without the consent of the Company.

h.

Third Party Beneficiaries.  This Agreement is intended for the benefit of the parties hereto and their respective permitted successors and assigns, and is not for the benefit of, nor may any provision hereof be enforced by, any other person.

i.

Survival.  The representations and warranties of the Company and the agreements and covenants set forth in this Agreement shall survive the closing hereunder notwithstanding any due diligence investigation conducted by or on behalf of the Buyer.  The Company agrees to indemnify and hold harmless the Buyer and all their officers, directors, employees and agents for loss or damage arising as a result of or related to any breach or alleged breach by the Company of any of its representations, warranties and covenants set forth in this Agreement or any of its covenants and obligations under this Agreement, including advancement of expenses as they are incurred.

j.

Publicity.  The Company, and the Buyer shall have the right to review a reasonable period of time before issuance of any press releases, SEC, OTCBB or FINRA filings, or any other public statements with respect to the transactions contemplated hereby;  provided ,  however , that the Company shall be entitled, without the prior approval of the Buyer, to make any press release or SEC, OTCBB (or other applicable trading market) or FINRA filings (including a Form 8-K with regards to this Agreement and the Note) with respect to such transactions as is required by applicable law and regulations (although the Buyer shall be consulted by the Company in connection with any such press release prior to its release and shall be provided with a copy thereof and be given an opportunity to comment thereon).

k.

Further Assurances.  Each party shall do and perform, or cause to be done and performed, all such further acts and things, and shall execute and deliver all such other agreements, certificates, instruments and documents, as the other party may reasonably request in order to carry out the intent and accomplish the purposes of this Agreement and the consummation of the transactions contemplated hereby.

l.

No Strict Construction.  The language used in this Agreement will be deemed to be the language chosen by the parties to express their mutual intent, and no rules of strict construction will be applied against any party.

m.

Remedies.  The Company acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Buyer by vitiating the intent and purpose of the transaction contemplated hereby.  Accordingly, the Company acknowledges that the remedy at law for a breach of its obligations under this Agreement will be inadequate and agrees, in the event of a breach or threatened breach by the Company of the provisions of this Agreement, that the Buyer shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Agreement and to enforce specifically the terms and provisions hereof, without the necessity of showing economic loss and without any bond or other security being required.

IN WITNESS WHEREOF, the undersigned Buyer and the Company have caused this Agreement to be duly executed as of the date first above written.

By:________________________________

ASHER ENTERPRISES, INC.

By:

Name: Curt Kramer

Title:   President

1 Linden Pl., Suite 207

Great Neck, NY. 11021

AGGREGATE SUBSCRIPTION AMOUNT:

Aggregate Principal Amount of Note:

$

Aggregate Purchase Price:

$

Exhibit A - Form of Opinion

NAIDICH WURMAN BIRNBAUM & MADAY, LLP

                                                                                            Attorneys at Law

     80 Cuttermill Road,  Suite 410

                                          Great Neck, New York 11021

                                            Telephone (516) 498-2900

                                             Facsimile (516) 466-3555

Richard S. Naidich                                                                                                                                                       Mark Birnbaum

Kenneth H. Wurman                                                                                                                                                Bernard S. Feldman

Ronald C. Maday (Ret.)                                                                                                                                            Robert P. Johnson

    _________                                                                                                                                                                  Of Counsel

Judah A. Eisner

[TRANSFER AGENT]

Re: [ISSUER]

Ladies and Gentlemen:

We have acted as special counsel to ASHER ENTERPRISES, INC. (“Seller”).  We have been asked to provide an opinion in connection with the issuance (the “Issuance”) without restrictive legend of  shares (the “Shares”) of the common stock, par value $ per share, of , an Illinois corporation (the “Company”), pursuant to Rule 144 of the Securities and Exchange Commission (the “Commission”) under the Securities Act of 1933, as amended (the “Securities Act”) with respect to the conversion of a certain convertible note dated June 28, 2011 by the Company in favor of Seller (“Note”) and the conversion notice delivered pursuant to the Note dated the date hereof (the “Conversion Notice”).

Specifically, we have been asked to opine whether shares of the Company’s common stock to be issued in conversion of the Note pursuant to the Conversion Notice are "restricted securities" as that term is defined in Rule 144 ("Rule 144") promulgated by the Commission under the Securities Act.

The opinion expressed in this letter is limited solely to this issue, premised upon the federal securities laws of the United States as of the date of this letter, and based upon the facts as presented to us contained within the instruments we have examined. We have conducted an independent investigation into the underlying facts presented to us recited below and contained in the documents listed below.

In connection with preparing this letter, we have prepared and re-examined and relied upon: (a) the Note, dated______________ executed by the Company; (b) the Securities Purchase Agreement by and between the Company and the Seller dated ______________ (the “Purchase Agreement” and collectively with the Note and any ancillary documents in connection with the Note, the “Transaction Documents); (c) the Conversion Notice from the Seller dated the date hereof; (d) a representation letter executed by the Seller dated the date hereof; and (e) a limited review of the most recent filing of the Company with the Commission pursuant to the Securities Act of 1934, as amended (the “Exchange Act”).

Facts

We have received a representation letter from the Seller that, among other things, represent to us the following facts, which we have assumed, and conducted an independent investigation and determined that such representations, are true, correct and complete: (i) on _______________, the Company issued the Note to the Seller in the amount of $37,500.00; (ii) on ______________ (the “Closing Date”), the Seller advanced the funds to the Company with respect to the Note and the Note was fully paid as of such date; (iii) the Seller is not an "affiliate" of the Company as defined in Rule 144(a)(1); and (iv) the Seller does not know of any material adverse information about the Company or its prospects which has not been publicly disclosed.  Furthermore, a limited review of the Company’s most recent filings with the Commission pursuant to the Exchange Act indicate that: (i) the Company is a fully-reporting company under the Exchange Act; (ii) the Company has filed all reports (our review is specifically limited to quarterly and annual reports) required under the Exchange Act with the Commission for the preceding twelve months; and (iii) the Company is not a "shell company" as that term is defined in Rule 144(i)(l)(i) nor has the Company been a “shell company” for a period of at least one year.

Discussion

Based on the facts presented to us, the Seller's holding period for the Note as determined by Rule 144(d) began when the Seller provided full consideration for the Note. In this instance, the Seller has represented to us that the Note was fully paid on or before ______________.

In order for the Seller to convert the Note into the Shares free of restrictions under Rule 144, the Issuance must meet the requirements of Rule 144(b)(1), which determines the requirements for restrictions on securities for non-affiliates. Specifically, under Rule 144(b)(1), the issuance of the Shares to the Seller without restriction must either meet or be exempt from the requirements of Rule 144(c) and 144(d). Based on a limited review of the Company’s most recent filings with the Commission, the Company meets the current public information requirements of Rule 144(c).

Pursuant to Rule 144(d)(3)(ii), the holding period for securities issued in conversion of other securities of the same Company is deemed to have begun at the same time as the securities surrendered for conversion. Therefore, the Seller's holding period is deemed to begin on the date that the Note was fully paid which was on or before __________________.

Conclusion

Therefore, based upon the foregoing discussion, the Shares issued to the Seller pursuant to the Conversion Notice are not "restricted securities" as defined in Rule 144 and should be issued to the Seller without any restrictive legend.

The opinions expressed in this letter are premised upon the facts and circumstances as represented to us by the Seller and as made in the documents referred to above, on which we have relied, without investigation.  We also assume that the Seller will not become an “affiliate” of the Company at any time that the Seller owns any of the Shares.

We are members of the bar of the State of New York and are not licensed or admitted to practice law in any other jurisdiction. Accordingly, we express no opinion with respect to the laws of any jurisdiction other than the laws of the State of New York and the federal laws of the United States. Furthermore, we express no opinion regarding any federal or state law not specified expressly in this letter.

We assume no obligation to advise you of any changes to this opinion which may come to our attention after the date hereof. This opinion may not be relied upon or furnished to any other person except the addressee hereof without the express written consent of this firm.

Very truly yours,

NAIDICH, WURMAN, BIRNBAUM & MADAY, LLP

BY_________________________________

NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE CONVERTIBLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.

Principal Amount: $37,500.00                                                 Issue Date:

Purchase Price: $37,500.00

CONVERTIBLE PROMISSORY NOTE

FOR VALUE RECEIVED, , an  corporation (hereinafter called the “Borrower”), hereby promises to pay to the order of  ASHER ENTERPRISES, INC. , a Delaware corporation, or registered assigns (the “Holder”) the sum of $ together with any interest as set forth herein, on  (the “Maturity Date”), and to pay interest on the unpaid principal balance hereof at the rate of eight percent (8%) (the “Interest Rate”) per annum from the date hereof (the “Issue Date”) until the same becomes due and payable, whether at maturity or upon acceleration or by prepayment or otherwise.  This Note may not be prepaid in whole or in part except as oth erwise explicitly set forth herein in accordance with section 1.9 of the Note. Any amount of principal or interest on this Note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid (“Default Interest”).  Interest shall commence accruing on the date that the Note is fully paid and shall be computed on the basis of a 365-day year and the actual number of days elapsed.  All payments due hereunder (to the extent not converted into common stock, $ par value per share (the “Common Stock”) in accordance with the terms hereof) shall be made in lawful money of the United States of America.  All payments shall be made at such address as the Holder shall hereafter give to the Borrower by written notice made in accordance with the provisions of this Note.  Whenever any amount expressed to be due by the terms of this Note is due on any day which is not a business day, the same shall instead be due on the next succeeding day which is a business day and, in the case of any interest payment date which is not the date on which this Note is paid in full, the extension of the due date thereof shall not be taken into account for purposes of determining the amount of interest due on such date.  As used in this Note, the term “business day” shall mean any day other than a Saturday, Sunday or a day on which commercial banks in the city of New York, New York are authorized or required by law or executive order to remain closed.  Each capitalized term used herein, and not otherwise defined, shall have the meaning ascribed thereto in that certain Securities Purchase Agreement dated the date hereof, pursuant to which this Note was originally issued (the “Purchase Agreement”).

This Note is free from all taxes, liens, claims and encumbrances with respect to the issue thereof and shall not be subject to preemptive rights or other similar rights of shareholders of the Borrower and will not impose personal liability upon the holder thereof.

The following terms shall apply to this Note:

ARTICLE I. CONVERSION RIGHTS

1.1

Conversion Right.  The Holder shall have the right from time to time, and at any time during the period beginning on the date which is one hundred eighty (180) days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined in Article III) pursuant to Section 1.6(a) or Article III, each in respect of the remaining outstanding principal amount of this Note to convert all or any part of the outstanding and unpaid principal amount of this Note into fully paid and non- assessable shares of Common Stock, as such Common Stock exists on the Issue Date, or any shares of capital stock or other securities of the Borrower into which such Common Stock shall hereafter be changed or reclassified at the conversion price  (the “Conversion Price”) determined as provided herein (a “Conversion”);  provided , however , that in no event shall the Holder be entitled to convert any portion of this Note in excess of that portion of this Note upon conversion of which the sum of (1) the number of shares of Common Stock beneficially owned by the Holder and its affiliates (other than shares of Common Stock which may be deemed beneficially owned through the ownership of the unconverted portion of the Notes or the unexercised or unconverted portion of any other security of the Borrower subject to a limitation on conversion or exercise analogous to the limitations contained herein) and (2) the number of shares of Common Stock issuable upon the conversion of the portion of this Note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock.  For purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Regulations 13D-G thereunder, except as otherwise provided in clause (1) of such proviso,  provided ,  further ,  however , that the limitations on conversion may be waived by the Holder upon, at the election of the Holder, not less than 61 days’ prior notice to the Borrower, and the provisions of the conversion limitation shall continue to apply until such 61st day (or such later date, as determined by the Holder, as may be specified in such notice of waiver).  The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing the Conversion Amount (as defined below) by the applicable Conversion Price then in effect on the date specified in the notice of conversion, in the form attached hereto as Exhibit A (the “Notice of Conversion”), delivered to the Borrower by the Holder in accordance with Section 1.4 below; provided that the Notice of Conversion is submitted by facsimile or e-mail (or by other means resulting in, or reasonably expected to result in, notice) to the Borrower before 6:00 p.m., New York, New York time on such conversion date (the “Conversion Date”).  The term “Conversion Amount” means, with respect to any conversion of this Note, the sum of (1) the principal amount of this Note to be converted in such conversion  plus  (2) at the Borrower’s option, accrued and unpaid interest, if any, on such principal amount at the interest rates provided in this Note to the Conversion Date, plus  (3) at the Borrower’s option, Default Interest, if any, on the amounts referred to in the immediately preceding clauses (1) and/or (2)  plus  (4) at the Holder’s option, any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.

2

1.2

Conversion Price.

(a)

Calculation of Conversion Price.  The conversion price (the “Conversion Price”) shall equal the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Borrower relating to the Borrower’s securities or the securities of any subsidiary of the Borrower, combinations, recapitalization, reclassifications, extraordinary distributions and similar events).  The "Variable Conversion Price" shall mean % multiplied by the Market Price (as defined herein) (representing a discount rate of 41%).  “Market Price” means the average of the lowest five (5) Trading Prices (as defined below) for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date.  “Trading Price” means, for any security as of any date, the closing bid price on the Over-the-Counter Bulletin Board, or applicable trading market (the “OTCBB”) as reported by a reliable reporting service (“Reporting Service”) designated by the Holder (i.e. Bloomberg) or, if the OTCBB is not the principal trading market for such security, the closing bid price of such security on the principal securities exchange or trading market where such security is listed or traded or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” by the National Quotation Bureau, Inc.  If the Trading Price cannot be calculated for such security on such date in the manner provided above, the Trading Price shall be the fair market value as mutually determined by the Borrower and the holders of a majority in interest of the Notes being converted for which the calculation of the Trading Price is required in order to determine the Conversion Price of such Notes.  “Trading Day” shall mean any day on which the Common Stock is tradable for any period on the OTCBB, or on the principal securities exchange or other securities market on which the Common Stock is then being traded.

(b)

Conversion Price During Major Announcements.  Notwithstanding anything contained in Section 1.2(a) to the contrary, in the event the Borrower (i) makes a public announcement that it intends to consolidate or merge with any other corporation (other than a merger in which the Borrower is the surviving or continuing corporation and its capital stock is unchanged) or sell or transfer all or substantially all of the assets of the Borrower or (ii) any person, group or entity (including the Borrower) publicly announces a tender offer to purchase 50% or more of the Borrower’s Common Stock (or any other takeover scheme) (the date of the announcement referred to in clause (i) or (ii) is hereinafter referred to as the  “Announcement Date”), then the Conversion Price shall, effective upon the Announcement Date and continuing through the Adjusted Conversion Price Termination Date (as defined below), be equal to the lower of (x) the Conversion Price which would have been applicable for a Conversion occurring on the Announcement Date and (y) the Conversion Price that would otherwise be in effect. From and after the Adjusted Conversion Price Termination Date, the Conversion Price shall be determined as set forth in this Section 1.2(a).  For purposes hereof,  “Adjusted Conversion Price Termination Date” shall mean, with respect to any proposed transaction or tender offer (or takeover scheme) for which a public announcement as contemplated by this Section 1.2(b) has been made, the date upon which the Borrower (in the case of clause (i) above) or the person, group or entity (in the case of clause (ii) above) consummates or publicly announces the termination or abandonment of the proposed transaction or tender offer (or takeover scheme) which caused this Section 1.2(b) to become operative.

3

1.3

Authorized Shares.  The Borrower covenants that during the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares, free from preemptive rights, to provide for the issuance of Common Stock upon the full conversion of this Note issued pursuant to the Purchase Agreement.  The Borrower is required at all times to have authorized and reserved five times the number of shares that is actually issuable upon full conversion of the Note (based on the Conversion Price of the Notes in effect from time to time)(the “Reserved Amount”).  The Reserved Amount shall be increased from time to time in accordance with the Borrower’s obligations pursuant to Section 4(g) of the Purchase Agreement.  The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable.  In addition, if the Borrower shall issue any securities or make any change to its capital structure which would change the number of shares of Common Stock into which the Notes shall be convertible at the then current Conversion Price, the Borrower shall at the same time make proper provision so that thereafter there shall be a sufficient number of shares of Common Stock authorized and reserved, free from preemptive rights, for conversion of the outstanding Notes.  The Borrower (i) acknowledges that it has irrevocably instructed its transfer agent to issue certificates for the Common Stock issuable upon conversion of this Note, and (ii) agrees that its issuance of this Note shall constitute full authority to its officers and agents who are charged with the duty of executing stock certificates to execute and issue the necessary certificates for shares of Common Stock in accordance with the terms and conditions of this Note.

If, at any time the Borrower does not maintain the Reserved Amount it will be considered an Event of Default under Section 3.2 of the Note, provided that the Borrower shall have 15 Business Days to cure the default..

1.4

Method of Conversion.

(a)

Mechanics of Conversion.  Subject to Section 1.1, this Note may be converted by the Holder in whole or in part at any time from time to time after the Issue Date, by (A) submitting to the Borrower a Notice of Conversion (by facsimile, e-mail or other reasonable means of communication dispatched on the Conversion Date prior to 6:00 p.m., New York, New York time) and (B) subject to Section 1.4(b), surrendering this Note at the principal office of the Borrower.

(b)

Surrender of Note Upon Conversion.  Notwithstanding anything to the contrary set forth herein, upon conversion of this Note in accordance with the terms hereof, the Holder shall not be required to physically surrender this Note to the Borrower unless the entire unpaid principal amount of this Note is so converted.  The Holder and the Borrower shall maintain records showing the principal amount so converted and the dates of such conversions or shall use such other method, reasonably satisfactory to the Holder and the Borrower, so as not to require physical surrender of this Note upon each such conversion.  In the event of any dispute or discrepancy, such records of the Borrower shall,  prima facie,  be controlling and determinative in the absence of manifest error.  Notwithstanding the foregoing, if any portion of this Note is converted as aforesaid, the Holder may not transfer this Note unless the Holder first physically surrenders this Note to the Borrower, whereupon the Borrower will forthwith issue and deliver upon the order of the Holder a new Note of like tenor, registered as the Holder (upon payment by the Holder of any applicable transfer taxes) may request, representing in the aggregate the remaining unpaid principal amount of this Note.  The Holder and any assignee, by acceptance of this Note, acknowledge and agree that, by reason of the provisions of this paragraph, following conversion of a portion of this Note, the unpaid and unconverted principal amount of this Note represented by this Note may be less than the amount stated on the face hereof.

(c)

Payment of Taxes.  The Borrower shall not be required to pay any tax which may be payable in respect of any transfer involved in the issue and delivery of shares of Common Stock or other securities or property on conversion of this Note in a name other than that of the Holder (or in street name), and the Borrower shall not be required to issue or deliver any such shares or other securities or property unless and until the person or persons (other than the Holder or the custodian in whose street name such shares are to be held for the Holder’s account) requesting the issuance thereof shall have paid to the Borrower the amount of any such tax or shall have established to the satisfaction of the Borrower that such tax has been paid.

(d)

Delivery of Common Stock Upon Conversion.  Upon receipt by the Borrower from the Holder of a facsimile transmission or e-mail (or other reasonable means of communication) of a Notice of Conversion meeting the requirements for conversion as provided in this Section 1.4, the Borrower shall issue and deliver or cause to be issued and delivered to or upon the order of the Holder certificates for the Common Stock issuable upon such conversion within three (3) business days after such receipt (the “Deadline”) (and, solely in the case of conversion of the entire unpaid principal amount hereof, surrender of this Note) in accordance with the terms hereof and the Purchase Agreement.

(e)

Obligation of Borrower to Deliver Common Stock.  Upon receipt by the Borrower of a Notice of Conversion, the Holder shall be deemed to be the holder of record of the Common Stock issuable upon such conversion, the outstanding principal amount and the amount of accrued and unpaid interest on this Note shall be reduced to reflect such conversion, and, unless the Borrower defaults on its obligations under this Article I, all rights with respect to the portion of this Note being so converted shall forthwith terminate except the right to receive the Common Stock or other securities, cash or other assets, as herein provided, on such conversion.  If the Holder shall have given a Notice of Conversion as provided herein, the Borrower’s obligation to issue and deliver the certificates for Common Stock shall be absolute and unconditional, irrespective of the absence of any action by the Holder to enforce the same, any waiver or consent with respect to any provision thereof, the recovery of any judgment against any person or any action to enforce the same, any failure or delay in the enforcement of any other obligation of the Borrower to the holder of record, or any setoff, counterclaim, recoupment, limitation or termination, or any breach or alleged breach by the Holder of any obligation to the Borrower, and irrespective of any other circumstance which might otherwise limit such obligation of the Borrower to the Holder in connection with such conversion.  The Conversion Date specified in the Notice of Conversion shall be the Conversion Date so long as the Notice of Conversion is received by the Borrower before 6:00 p.m., New York, New York time, on such date.

(f)

Delivery of Common Stock by Electronic Transfer.  In lieu of delivering physical certificates representing the Common Stock issuable upon conversion, provided the Borrower is participating in the Depository Trust Company (“DTC”) Fast Automated Securities Transfer (“FAST”) program, upon request of the Holder and its compliance with the provisions contained in Section 1.1 and in this Section 1.4, the Borrower shall use its best efforts to cause its transfer agent to electronically transmit the Common Stock issuable upon conversion to the Holder by crediting the account of Holder’s Prime Broker with DTC through its Deposit Withdrawal Agent Commission (“DWAC”) system.

(g)

Failure to Deliver Common Stock Prior to Deadline.  Without in any way limiting the Holder’s right to pursue other remedies, including actual damages and/or equitable relief, the parties agree that if delivery of the Common Stock issuable upon conversion of this Note is not delivered by the Deadline (other than a failure due to the circumstances described in Section 1.3 above, which failure shall be governed by such Section) the Borrower shall pay to the Holder $2,000 per day in cash, for each day beyond the Deadline that the Borrower fails to deliver such Common Stock.  Such cash amount shall be paid to Holder by the fifth day of the month following the month in which it has accrued or, at the option of the Holder (by written notice to the Borrower by the first day of the month following the month in which it has accrued), shall be added to the principal amount of this Note, in which event interest shall accrue thereon in accordance with the terms of this Note and such additional principal amount shall be convertible into Common Stock in accordance with the terms of this Note.  The Borrower agrees that the right to convert is a valuable right to the Holder.  The damages resulting from a failure, attempt to frustrate, interference with such conversion right are difficult if not impossible to qualify.  Accordingly the parties acknowledge that the liquidated damages provision contained in this Section 1.4(g) are justified.

1.5

Concerning the Shares.  The shares of Common Stock issuable upon conversion of this Note may not be sold or transferred unless  (i) such shares are sold pursuant to an effective registration statement under the Act or (ii) the Borrower or its transfer agent shall have been furnished with an opinion of  counsel (in the form of the Form of Opinion attached as Exhibit A to the Purchase Agreement) which opinion shall be in form, substance and scope customary for opinions of counsel in comparable transactions) to the effect that the shares to be sold or transferred may be sold or transferred pursuant to an exemption from such registration or (iii) such shares are sold or transferred pursuant to Rule 144 under the Act (or a successor rule) (“Rule 144”) or (iv) such shares are transferred to an “affiliate” (as defined in Rule 144) of the Borrower who agrees to sell or otherwise transfer the shares only in accordance with this Section 1.5 and who is an Accredited Investor (as defined in the Purchase Agreement).  Except as otherwise provided in the Purchase Agreement (and subject to the removal provisions set forth below), until such time as the shares of Common Stock issuable upon conversion of this Note have been registered under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold, each certificate for shares of Common Stock issuable upon conversion of this Note that has not been so included in an effective registration statement or that has not been sold pursuant to an effective registration statement or an exemption that permits removal of the legend, shall bear a legend substantially in the following form, as appropriate:

“NEITHER THE ISSUANCE AND SALE OF THE SECURITIES REPRESENTED BY THIS CERTIFICATE NOR THE SECURITIES INTO WHICH THESE SECURITIES ARE EXERCISABLE HAVE BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR APPLICABLE STATE SECURITIES LAWS.  THE SECURITIES MAY NOT BE OFFERED FOR SALE, SOLD, TRANSFERRED OR ASSIGNED (I) IN THE ABSENCE OF (A) AN EFFECTIVE REGISTRATION STATEMENT FOR THE SECURITIES UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR (B) AN OPINION OF COUNSEL (WHICH COUNSEL SHALL BE SELECTED BY THE HOLDER), IN A GENERALLY ACCEPTABLE FORM, THAT REGISTRATION IS NOT REQUIRED UNDER SAID ACT OR (II) UNLESS SOLD PURSUANT TO RULE 144 OR RULE 144A UNDER SAID ACT

ACCOMPANIED BY A LEGAL OPINION.  NOTWITHSTANDING THE FOREGOING, THE SECURITIES MAY BE PLEDGED IN CONNECTION WITH A BONA FIDE MARGIN ACCOUNT OR OTHER LOAN OR FINANCING ARRANGEMENT SECURED BY THE SECURITIES.”

The legend set forth above shall be removed and the Borrower shall issue to the Holder a new certificate therefore free of any transfer legend if (i) the Borrower or its transfer agent shall have received an opinion of counsel, in  Form of Opinion attached as Exhibit A to the Purchase Agreement,  to the effect that a public sale or transfer of such Common Stock may be made without registration under the Act, which opinion shall be accepted by the Company so that the sale or transfer is effected or (ii) in the case of the Common Stock issuable upon conversion of this Note, such security is registered for sale by the Holder under an effective registration statement filed under the Act or otherwise may be sold pursuant to Rule 144 without any restriction as to the number of securities as of a particular date that can then be immediately sold.  In the event that the Company does not accept the opinion of counsel provided by the Buyer with respect to the transfer of Securities pursuant to an exemption from registration, such as Rule 144 or Regulation S, at the Deadline, it will be considered an Event of Default pursuant to Section 3.2 of the Note.

1.6

Effect of Certain Events.

(a)

Effect of Merger, Consolidation, Etc.  At the option of the Holder, the sale, conveyance or disposition of all or substantially all of the assets of the Borrower, the effectuation by the Borrower of a transaction or series of related transactions in which more than 50% of the voting power of the Borrower is disposed of, or the consolidation, merger or other business combination of the Borrower with or into any other Person (as defined below) or Persons when the Borrower is not the survivor shall either:  (i) be deemed to be an Event of Default (as defined in Article III) pursuant to which the Borrower shall be required to pay to the Holder upon the consummation of and as a condition to such transaction an amount equal to the Default Amount (as defined in Article III) or (ii) be treated pursuant to Section 1.6(b) hereof.  “Person” shall mean any individual, corporation, limited liability company, partnership, association, trust or other entity or organization.

(b)

Adjustment Due to Merger, Consolidation, Etc.  If, at any time when this Note is issued and outstanding and prior to conversion of all of the Notes, there shall be any merger, consolidation, exchange of shares, recapitalization, reorganization, or other similar event, as a result of which shares of Common Stock of the Borrower shall be changed into the same or a different number of shares of another class or classes of stock or securities of the Borrower or another entity, or in case of any sale or conveyance of all or substantially all of the assets of the Borrower other than in connection with a plan of complete liquidation of the Borrower, then the Holder of this Note shall thereafter have the right to receive upon conversion of this Note, upon the basis and upon the terms and conditions specified herein and in lieu of the shares of Common Stock immediately theretofore issuable upon conversion, such stock, securities or assets which the Holder would have been entitled to receive in such transaction had this Note been converted in full immediately prior to such transaction (without regard to any limitations on conversion set forth herein), and in any such case appropriate provisions shall be made with respect to the rights and interests of the Holder of this Note to the end that the provisions hereof (including, without limitation, provisions for adjustment of the Conversion Price and of the number of shares issuable upon conversion of the Note) shall thereafter be applicable, as nearly as may be practicable in relation to any securities or assets thereafter deliverable upon the conversion hereof.  The Borrower shall not affect any transaction described in this Section 1.6(b) unless (a) it first gives, to the extent practicable, thirty (30) days prior written notice (but in any event at least fifteen (15) days prior written notice) of the record date of the special meeting of shareholders to approve, or if there is no such record date, the consummation of, such merger, consolidation, exchange of shares, recapitalization, reorganization or other similar event or sale of assets (during which time the Holder shall be entitled to convert this Note) and (b) the resulting successor or acquiring entity (if not the Borrower) assumes by written instrument the obligations of this Section 1.6(b).  The above provisions shall similarly apply to successive consolidations, mergers, sales, transfers or share exchanges.

(c)

Adjustment Due to Distribution.  If the Borrower shall declare or make any distribution of its assets (or rights to acquire its assets) to holders of Common Stock as a dividend, stock repurchase, by way of return of capital or otherwise (including any dividend or distribution to the Borrower’s shareholders in cash or shares (or rights to acquire shares) of capital stock of a subsidiary (i.e., a spin-off)) (a “Distribution”), then the Holder of this Note shall be entitled, upon any conversion of this Note after the date of record for determining shareholders entitled to such Distribution, to receive the amount of such assets which would have been payable to the Holder with respect to the shares of Common Stock issuable upon such conversion had such Holder been the holder of such shares of Common Stock on the record date for the determination of shareholders entitled to such Distribution.

(d)

Adjustment Due to Dilutive Issuance.  If, at any time when any Notes are issued and outstanding, the Borrower issues or sells, or in accordance with this Section 1.6(d) hereof is deemed to have issued or sold, any shares of Common Stock for no consideration or for a consideration per share (before deduction of reasonable expenses or commissions or underwriting discounts or allowances in connection therewith) less than the Conversion Price in effect on the date of such issuance (or deemed issuance) of such shares of Common Stock (a “Dilutive Issuance”), then immediately upon the Dilutive Issuance, the Conversion Price will be reduced to the amount of the consideration per share received by the Borrower in such Dilutive Issuance.

The Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or grants any warrants, rights or options (not including employee stock option plans), whether or not immediately exercisable, to subscribe for or to purchase Common Stock or other securities convertible into or exchangeable for Common Stock (“Convertible Securities”) (such warrants, rights and options to purchase Common Stock or Convertible Securities are hereinafter referred to as “Options”) and the price per share for which Common Stock is issuable upon the exercise of such Options is less than the Conversion Price then in effect, then the Conversion Price shall be equal to such price per share.  For purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon the exercise of such Options” is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or granting of all such Options, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the exercise of all such Options, plus, in the case of Convertible Securities issuable upon the exercise of such Options, the minimum aggregate amount of additional consideration payable upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the exercise of all such Options (assuming full conversion of Convertible Securities, if applicable).  No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon the exercise of such Options or upon the conversion or exchange of Convertible Securities issuable upon exercise of such Options.

Additionally, the Borrower shall be deemed to have issued or sold shares of Common Stock if the Borrower in any manner issues or sells any Convertible Securities, whether or not immediately convertible (other than where the same are issuable upon the exercise of Options), and the price per share for which Common Stock is issuable upon such conversion or exchange is less than the Conversion Price then in effect, then the Conversion Price shall be equal to such price per share.  For the purposes of the preceding sentence, the “price per share for which Common Stock is issuable upon such conversion or exchange” is determined by dividing (i) the total amount, if any, received or receivable by the Borrower as consideration for the issuance or sale of all such Convertible Securities, plus the minimum aggregate amount of additional consideration, if any, payable to the Borrower upon the conversion or exchange thereof at the time such Convertible Securities first become convertible or exchangeable, by (ii) the maximum total number of shares of Common Stock issuable upon the conversion or exchange of all such Convertible Securities.  No further adjustment to the Conversion Price will be made upon the actual issuance of such Common Stock upon conversion or exchange of such Convertible Securities.

(e)

Purchase Rights.  If, at any time when any Notes are issued and outstanding, the Borrower issues any convertible securities or rights to purchase stock, warrants, securities or other property (the “Purchase Rights”) pro rata to the record holders of any class of Common Stock, then the Holder of this Note will be entitled to acquire, upon the terms applicable to such Purchase Rights, the aggregate Purchase Rights which such Holder could have acquired if such Holder had held the number of shares of Common Stock acquirable upon complete conversion of this Note (without regard to any limitations on conversion contained herein) immediately before the date on which a record is taken for the grant, issuance or sale of such Purchase Rights or, if no such record is taken, the date as of which the record holders of Common Stock are to be determined for the grant, issue or sale of such Purchase Rights.

(f)

Notice of Adjustments.  Upon the occurrence of each adjustment or readjustment of the Conversion Price as a result of the events described in this Section 1.6, the Borrower, at its expense, shall promptly compute such adjustment or readjustment and prepare and furnish to the Holder a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based.  The Borrower shall, upon the written request at any time of the Holder, furnish to such Holder a like certificate setting forth (i) such adjustment or readjustment, (ii) the Conversion Price at the time in effect and (iii) the number of shares of Common Stock and the amount, if any, of other securities or property which at the time would be received upon conversion of the Note.

1.7

Trading Market Limitations.  Unless permitted by the applicable rules and regulations of the principal securities market on which the Common Stock is then listed or traded, in no event shall the Borrower issue upon conversion of or otherwise pursuant to this Note and the other Notes issued pursuant to the Purchase Agreement more than the maximum number of shares of Common Stock that the Borrower can issue pursuant to any rule of the principal United States securities market on which the Common Stock is then traded (the “Maximum Share Amount”), which shall be 4.99% of the total shares outstanding on the Closing

Date (as defined in the Purchase Agreement), subject to equitable adjustment from time to time for stock splits, stock dividends, combinations, capital reorganizations and similar events relating to the Common Stock occurring after the date hereof.  Once the Maximum Share Amount has been issued, if the Borrower fails to eliminate any prohibitions under applicable law or the rules or regulations of any stock exchange, interdealer quotation system or other self-regulatory organization with jurisdiction over the Borrower or any of its securities on the Borrower’s ability to issue shares of Common Stock in excess of the Maximum Share Amount, in lieu of any further right to convert this Note, this will be considered an Event of Default under Section 3.3 of the Note.

1.8

Status as Shareholder.  Upon submission of a Notice of Conversion by a Holder, (i) the shares covered thereby (other than the shares, if any, which cannot be issued because their issuance would exceed such Holder’s allocated portion of the Reserved Amount or Maximum Share Amount) shall be deemed converted into shares of Common Stock and (ii) the Holder’s rights as a Holder of such converted portion of this Note shall cease and terminate, excepting only the right to receive certificates for such shares of Common Stock and to any remedies provided herein or otherwise available at law or in equity to such Holder because of a failure by the Borrower to comply with the terms  of this Note.  Notwithstanding the foregoing, if a Holder has not received certificates for all shares of Common Stock prior to the tenth (10th) business day after the expiration of the Deadline with respect to a conversion of any portion of this Note for any reason, then (unless the Holder otherwise elects to retain its status as a holder of Common Stock by so notifying the Borrower) the Holder shall regain the rights of a Holder of this Note with respect to such unconverted portions of this Note and the Borrower shall, as soon as practicable, return such unconverted Note to the Holder or, if the Note has not been surrendered, adjust its records to reflect that such portion of this Note has not been converted.  In all cases, the Holder shall retain all of its rights and remedies (including, without limitation, (i) the right to receive Conversion Default Payments pursuant to Section 1.3 to the extent required thereby for such Conversion Default and any subsequent Conversion Default and (ii) the right to have the Conversion Price with respect to subsequent conversions determined in accordance with Section 1.3) for the Borrower’s failure to convert this Note.

1.9

Prepayment.  Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning on the Issue Date and ending on the date which is ninety (90) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any notice of prepayment hereunder (an “Optional Prepayment Notice”) shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the date fixed for prepayment (the “Optional Prepayment Date”), the Borrower shall make payment of the Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Optional Prepayment Amount”) equal to 135%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning  on the date which is ninety-one  (91) days following the issue date and ending on the date which is one hundred twenty  (120) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Second Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Second Optional Prepayment Amount”) equal to 140%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Second Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding anything to the contrary contained in this Note, so long as the Borrower has not received a Notice of Conversion from the Holder, then at any time during the period beginning  on the date which is one hundred twenty-one  (121) days following the issue date and ending on the date which is one hundred fifty (150) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Third Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Third Optional Prepayment Amount”) equal to 145%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Third Optional Prepayment Amount due to the

Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

Notwithstanding any to the contrary stated elsewhere herein, at any time during the period beginning on the date that is one hundred fifty-one  (151) day from the issue date and ending one hundred eighty (180) days following the issue date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note to prepay the outstanding Note (principal and accrued interest), in full, in accordance with this Section 1.9.  Any Optional Prepayment Notice shall be delivered to the Holder of the Note at its registered addresses and shall state: (1) that the Borrower is exercising its right to prepay the Note, and (2) the date of prepayment which shall be not more than three (3) Trading Days from the date of the Optional Prepayment Notice.  On the Optional Prepayment Date, the Borrower shall make payment of the Fourth Optional Prepayment Amount (as defined below) to or upon the order of the Holder as specified by the Holder in writing to the Borrower at least one (1) business day prior to the Optional Prepayment Date.  If the Borrower exercises its right to prepay the Note, the Borrower shall make payment to the Holder of an amount in cash (the “Fourth Optional Prepayment Amount”) equal to 150%, multiplied by the sum of: (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the Optional Prepayment Date  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof.  If the Borrower delivers an Optional Prepayment Notice and fails to pay the Fourth Optional Prepayment Amount due to the Holder of the Note within two (2) business days following the Optional Prepayment Date, the Borrower shall forever forfeit its right to prepay the Note pursuant to this Section 1.9.

After the expiration of one hundred eighty (180) following the date of the Note, the Borrower shall have no right of prepayment.

ARTICLE II.  CERTAIN COVENANTS

2.1

Distributions on Capital Stock.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent (a) pay, declare or set apart for such payment, any dividend or other distribution (whether in cash, property or other securities) on shares of capital stock other than dividends on shares of Common Stock solely in the form of additional shares of Common Stock or (b) directly or indirectly or through any subsidiary make any other payment or distribution in respect of its capital stock except for distributions pursuant to any shareholders’ rights plan which is approved by a majority of the Borrower’s disinterested directors.

2.2

Restriction on Stock Repurchases.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not without the Holder’s written consent redeem, repurchase or otherwise acquire (whether for cash or in exchange for property or other securities or otherwise) in any one transaction or series of related transactions any shares of capital stock of the Borrower or any warrants, rights or options to purchase or acquire any such shares.

2.3

Borrowings.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, (a) create, incur, assume guarantee, endorse, contingently agree to purchase or otherwise become liable upon the obligation of any other person, firm, partnership, joint venture or corporation, except by the endorsement of negotiable instruments for deposit or collection, or (b) suffer to exist any liability for borrowed money, except any borrowings that do not render the Company a "Shell" company as defined in Rule 12b-2 under the Securities Exchange Act of 1934.

2.4

Sale of Assets.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, sell, lease or otherwise dispose of any significant portion of its assets outside the ordinary course of business.  Any consent to the disposition of any assets may be conditioned on a specified use of the proceeds of disposition.

2.5

Advances and Loans.  So long as the Borrower shall have any obligation under this Note, the Borrower shall not, without the Holder’s written consent, lend money, give credit or make advances to any person, firm, joint venture or corporation, including, without limitation, officers, directors, employees, subsidiaries and affiliates of the Borrower, except loans, credits or advances (a) in existence or committed on the date hereof and which the Borrower has informed Holder in writing prior to the date hereof, (b) made in the ordinary course of business or (c) not in excess of $100,000.

ARTICLE III.  EVENTS OF DEFAULT

If any of the following events of default (each, an “Event of Default”) shall occur:

3.1

Failure to Pay Principal or Interest.  The Borrower fails to pay the principal hereof or interest thereon when due on this Note, whether at maturity, upon acceleration or otherwise.

3.2

Conversion and the Shares.  The Borrower fails to issue shares of Common Stock to the Holder (or announces or threatens in writing that it will not honor its obligation to do so) upon exercise by the Holder of the conversion rights of the Holder in accordance with the terms of this Note, fails to transfer or cause its transfer agent to transfer (issue) (electronically or in certificated form) any certificate for shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note, the Borrower directs its transfer agent not to transfer or delays, impairs, and/or hinders its transfer agent in transferring (or issuing) (electronically or in certificated form) any certificate for shares of Common Stock to be issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note, or fails to remove (or directs its transfer agent not to remove or impairs, delays, and/or hinders its transfer agent from removing) any restrictive legend (or to withdraw any stop transfer instructions in respect thereof) on any certificate for any shares of Common Stock issued to the Holder upon conversion of or otherwise pursuant to this Note as and when required by this Note (or makes any written announcement, statement or threat that it does not intend to honor the obligations described in this paragraph) and any such failure shall continue uncured (or any written announcement, statement or threat not to honor its obligations shall not be rescinded in writing) for three (3) business days after the Holder shall have delivered a Notice of Conversion.  It is an obligation of the Borrower to remain current in its obligations to its transfer agent. It shall be an event of default of this Note, if a conversion of this Note is delayed, hindered or frustrated due to a balance owed by the Borrower to its transfer agent. If at the option of the Holder, the Holder advances any funds to the Borrower’s transfer agent in order to process a conversion, such advanced funds shall be paid by the Borrower to the Holder within forty eight (48) hours of a demand from the Holder.

3.3

Breach of Covenants.  The Borrower breaches any material covenant or other material term or condition contained in this Note and any collateral documents including but not limited to the Purchase Agreement and such breach continues for a period of ten (10) days after written notice thereof to the Borrower from the Holder.

3.4

Breach of Representations and Warranties.  Any representation or warranty of the Borrower made herein or in any agreement, statement or certificate given in writing pursuant hereto or in connection herewith (including, without limitation, the Purchase Agreement), shall be false or misleading in any material respect when made and the breach of which has (or with the passage of time will have) a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

3.5

Receiver or Trustee.  The Borrower or any subsidiary of the Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business, or such a receiver or trustee shall otherwise be appointed.

3.6

Judgments.  Any money judgment, writ or similar process shall be entered or filed against the Borrower or any subsidiary of the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of twenty (20) days unless otherwise consented to by the Holder, which consent will not be unreasonably withheld.

3.7

Bankruptcy.  Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower or any subsidiary of the Borrower.

3.8

Delisting of Common Stock.  The Borrower shall fail to maintain the listing of the Common Stock on at least one of the OTCBB or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq SmallCap Market, the New York Stock Exchange, or the American Stock Exchange, provided that so long as it is being traded on the Pink Sheets the Borrower has 10 Business Days to cure the default.

3.9

Failure to Comply with the Exchange Act.  The Borrower shall fail to comply with the reporting requirements of the Exchange Act; and/or the Borrower shall cease to be subject to the reporting requirements of the Exchange Act.

3.10

Liquidation.

Any dissolution, liquidation, or winding up of Borrower or any substantial portion of its business.

3.11

Cessation of Operations.

Any cessation of operations by Borrower or Borrower admits it is otherwise generally unable to pay its debts as such debts become due, provided, however, that any disclosure of the Borrower’s ability to continue as a “going concern” shall not be an admission that the Borrower cannot pay its debts as they become due.

14

3.12

Maintenance of Assets.

The failure by Borrower to maintain any material intellectual property rights, personal, real property or other assets which are necessary to conduct its business (whether now or in the future).

3.13

Financial Statement Restatement.

The restatement of any financial statements filed by the Borrower with the SEC for any date or period from two years prior to the Issue Date of this Note and until this Note is no longer outstanding, if the result of such restatement would, by comparison to the unrestated financial statement, have constituted a material adverse effect on the rights of the Holder with respect to this Note or the Purchase Agreement.

3.14

Reverse Splits.

The Borrower effectuates a reverse split of its Common Stock without twenty (20) days prior written notice to the Holder.

3.15

Replacement of Transfer Agent. In the event that the Borrower proposes to replace its transfer agent, the Borrower fails to provide, prior to the effective date of such replacement, a fully executed Irrevocable Transfer Agent Instructions in a form as initially delivered pursuant to the Purchase Agreement (including but not limited to the provision to irrevocably reserve shares of Common Stock in the Reserved Amount) signed by the successor transfer agent to Borrower and the Borrower.

3.16

Cross-Default.  Notwithstanding anything to the contrary contained in this Note or the other related or companion documents, a breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements, after the passage of all applicable notice and cure or grace periods, shall, at the option of the Borrower, be considered a default under this Note and the Other Agreements, in which event the Holder shall be entitled (but in no event required) to apply all rights and remedies of the Holder under the terms of this Note and the Other Agreements by reason of a default under said Other Agreement or hereunder .  “Other Agreements” means, collectively, all agreements and instruments between, among or by: (1) the Borrower, and, or for the benefit of, (2) the Holder and any affiliate of the Holder, including, without limitation, promissory notes; provided, however, the term “Other Agreements” shall not include the related or companion documents to this Note.  Each of the loan transactions will be cross-defaulted with each other loan transaction and with all other existing and future debt of Borrower to the Holder.

Upon the occurrence and during the continuation of any Event of Default specified in Section 3.1 (solely with respect to failure to pay the principal hereof or interest thereon when due at the Maturity Date), the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the Default Sum (as defined herein).  UPON THE OCCURRENCE AND DURING THE CONTINUATION OF ANY EVENT OF DEFAULT SPECIFIED IN SECTION 3.2, THE NOTE SHALL BECOME IMMEDIATELY DUE AND PAYABLE AND THE BORROWER SHALL PAY TO THE HOLDER, IN FULL SATISFACTION OF ITS OBLIGATIONS HEREUNDER, AN AMOUNT EQUAL TO: (Y) THE DEFAULT SUM (AS DEFINED HEREIN); MULTIPLIED BY (Z) TWO (2). Upon the occurrence and during the continuation of any Event of Default specified in Sections 3.1 (solely with respect to failure to pay the principal hereof or interest thereon when due on this Note upon a Trading Market Prepayment Event pursuant to Section 1.7 or upon acceleration), 3.3, 3.4, 3.6, 3.8, 3.9, 3.11, 3.12, 3.13, 3.14, and/or 3. 15 exercisable through the delivery of written notice to the Borrower by such Holders (the “Default Notice”), and upon the occurrence of an Event of Default specified the remaining sections of Articles III (other than failure to pay the principal hereof or interest thereon at the Maturity Date specified in Section 3,1 hereof), the Note shall become immediately due and payable and the Borrower shall pay to the Holder, in full satisfaction of its obligations hereunder, an amount equal to the greater of (i) 150%  times  the  sum  of (w) the then outstanding principal amount of this Note  plus  (x) accrued and unpaid interest on the unpaid principal amount of this Note to the date of payment (the “Mandatory Prepayment Date”)  plus  (y) Default Interest, if any, on the amounts referred to in clauses (w) and/or (x)  plus  (z) any amounts owed to the Holder pursuant to Sections 1.3 and 1.4(g) hereof (the then outstanding principal amount of this Note to the date of payment  plus  the amounts referred to in clauses (x), (y) and (z) shall collectively be known as the “Default Sum”) or (ii) the “parity value” of the Default Sum to be prepaid, where parity value means (a) the highest number of shares of Common Stock issuable upon conversion of or otherwise pursuant to such Default Sum in accordance with Article I, treating the Trading Day immediately preceding the Mandatory Prepayment Date as the “Conversion Date” for purposes of determining the lowest applicable Conversion Price, unless the Default Event arises as a result of a breach in respect of a specific Conversion Date in which case such Conversion Date shall be the Conversion Date),  multiplied by  (b) the highest Closing Price for the Common Stock during the period beginning on the date of first occurrence of the Event of Default and ending one day prior to the Mandatory Prepayment Date (the “Default Amount”) and all other amounts payable hereunder shall immediately become due and payable, all without demand, presentment or notice, all of which hereby are expressly waived, together with all costs, including, without limitation, legal fees and expenses, of collection, and the Holder shall be entitled to exercise all other rights and remedies available at law or in equity.

If the Borrower fails to pay the Default Amount within five (5) business days of written notice that such amount is due and payable, then the Holder shall have the right at any time, so long as the Borrower remains in default (and so long and to the extent that there are sufficient authorized shares), to require the Borrower, upon written notice, to immediately issue, in lieu of the Default Amount, the number of shares of Common Stock of the Borrower equal to the Default Amount divided by the Conversion Price then in effect.

ARTICLE IV. MISCELLANEOUS

4.1

Failure or Indulgence Not Waiver.  No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privileges.  All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

4.2

Notices.  All notices, demands, requests, consents, approvals, and other communications required or permitted hereunder shall be in writing and, unless otherwise specified herein, shall be (i) personally served, (ii) deposited in the mail, registered or certified, return receipt requested, postage prepaid, (iii) delivered by reputable air courier service with charges prepaid, or (iv) transmitted by hand delivery, telegram, or facsimile, addressed as set forth below or to such other address as such party shall have specified most recently by written notice.  Any notice or other communication required or permitted to be given hereunder shall be deemed effective (a) upon hand delivery or delivery by facsimile, with accurate confirmation generated by the transmitting facsimile machine, at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur.  The addresses for such communications shall be:

If to the Borrower, to:

Attn: ,

facsimile:

                With a copy by fax only to (which copy shall not constitute notice):

The Loev Law Firm, P.C.

Attn: David M. Loev

6300 West Loop South, Suite 280

Bellaire, Texas 77041

facsimile: 713-524-4122

phone: 713-524-4110

                 If to the Holder:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attn: Curt Kramer, President

facsimile: 516-498-9894

              With a copy by fax only to (which copy shall not constitute notice):

Naidich Wurman Birnbaum & Maday, LLP

80 Cuttermill Road, Suite 410

Great Neck, NY 11021

Attn: Bernard S. Feldman, Esq.

facsimile: 516-466-3555

4.3

Amendments.  This Note and any provision hereof may only be amended by an instrument in writing signed by the Borrower and the Holder.  The term “Note” and all reference thereto, as used throughout this instrument, shall mean this instrument (and the other Notes issued pursuant to the Purchase Agreement) as originally executed, or if later amended or supplemented, then as so amended or supplemented.

4.4

Assignability.  This Note shall be binding upon the Borrower and its successors and assigns, and shall inure to be the benefit of the Holder and its successors and assigns.  Each transferee of this Note must be an “accredited investor” (as defined in Rule 501(a) of the 1933 Act).  Notwithstanding anything in this Note to the contrary, this Note may be pledged as collateral in connection with a bonafide margin account or other lending arrangement.

4.5

Cost of Collection.  If default is made in the payment of this Note, the Borrower shall pay the Holder hereof costs of collection, including reasonable attorneys’ fees.

4.6

Governing Law.  This Note shall be governed by and construed in accordance with the laws of the State of New York without regard to principles of conflicts of laws.  Any action brought by either party against the other concerning the transactions contemplated by this Note shall be brought only in the state courts of New York or in the federal courts located in the state and county of Nassau.  The parties to this Note hereby irrevocably waive any objection to jurisdiction and venue of any action instituted hereunder and shall not assert any defense based on lack of jurisdiction or venue or based upon  forum non conveniens .  The Borrower and Holder waive trial by jury.  The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs.  In the event that any provision of this Note or any other agreement delivered in connection herewith is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law.  Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of any agreement.   Each party hereby irrevocably waives personal service of process and consents to process being served in any suit, action or proceeding in connection with this Agreement or any other Transaction Document by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof.  Nothing contained herein shall be deemed to limit in any way any right to serve process in any other manner permitted by law.

4.7

Certain Amounts.  Whenever pursuant to this Note the Borrower is required to pay an amount in excess of the outstanding principal amount (or the portion thereof required to be paid at that time) plus accrued and unpaid interest plus Default Interest on such interest, the Borrower and the Holder agree that the actual damages to the Holder from the receipt of cash payment on this Note may be difficult to determine and the amount to be so paid by the Borrower represents stipulated damages and not a penalty and is intended to compensate the Holder in part for loss of the opportunity to convert this Note and to earn a return from the sale of shares of Common Stock acquired upon conversion of this Note at a price in excess of the price paid for such shares pursuant to this Note.  The Borrower and the Holder hereby agree that such amount of stipulated damages is not plainly disproportionate to the possible loss to the Holder from the receipt of a cash payment without the opportunity to convert this Note into shares of Common Stock.

4.8

Purchase Agreement.  By its acceptance of this Note, each party agrees to be bound by the applicable terms of the Purchase Agreement.

4.9

Notice of Corporate Events.  Except as otherwise provided below, the Holder of this Note shall have no rights as a Holder of Common Stock unless and only to the extent that it converts this Note into Common Stock. The Borrower shall provide the Holder with prior notification of any meeting of the Borrower’s shareholders (and copies of proxy materials and other information sent to shareholders).  In the event of any taking by the Borrower of a record of its shareholders for the purpose of determining shareholders who are entitled to receive payment of any dividend or other distribution, any right to subscribe for, purchase or otherwise acquire (including by way of merger, consolidation, reclassification or recapitalization) any share of any class or any other securities or property, or to receive any other right, or for the purpose of determining shareholders who are entitled to vote in connection with any proposed sale, lease or conveyance of all or substantially all of the assets of the Borrower or any proposed liquidation, dissolution or winding up of the Borrower, the Borrower shall mail a notice to the Holder, at least twenty (20) days prior to the record date specified therein (or thirty (30) days prior to the consummation of the transaction or event, whichever is earlier), of the date on which any such record is to be taken for the purpose of such dividend, distribution, right or other event, and a brief statement regarding the amount and character of such dividend, distribution, right or other event to the extent known at such time.  The Borrower shall make a public announcement of any event requiring notification to the Holder hereunder substantially simultaneously with the notification to the Holder in accordance with the terms of this Section 4.9.

4.10

Remedies.  The Borrower acknowledges that a breach by it of its obligations hereunder will cause irreparable harm to the Holder, by vitiating the intent and purpose of the transaction contemplated hereby.  Accordingly, the Borrower acknowledges that the remedy at law for a breach of its obligations under this Note will be inadequate and agrees, in the event of a breach or threatened breach by the Borrower of the provisions of this Note, that the Holder shall be entitled, in addition to all other available remedies at law or in equity, and in addition to the penalties assessable herein, to an injunction or injunctions restraining, preventing or curing any breach of this Note and to enforce specifically the terms and provisions thereof, without the necessity of showing economic loss and without any bond or other security being required.

IN WITNESS WHEREOF, Borrower has caused this Note to be signed in its name by its duly authorized officer this .

By: _______________________________

EXHIBIT A

NOTICE OF CONVERSION

The undersigned hereby elects to convert $_________________ principal amount of the Note (defined below) into that number of shares of Common Stock to be issued pursuant to the conversion of the Note (“Common Stock”) as set forth below, of , an  corporation (the “Borrower”) according to the conditions of the convertible note of the Borrower dated as of  (the “Note”), as of the date written below.  No fee will be charged to the Holder for any conversion, except for transfer taxes, if any.

Box Checked as to applicable instructions:

[ ]

The Borrower shall electronically transmit the Common Stock issuable pursuant to this Notice of Conversion to the account of the undersigned or its nominee with DTC through its Deposit Withdrawal Agent Commission system (“DWAC Transfer”).

Name of DTC Prime Broker:

Account Number:

[  ]

The undersigned hereby requests that the Borrower issue a certificate or certificates for the number of shares of Common Stock set forth below (which numbers are based on the Holder’s calculation attached hereto) in the name(s) specified immediately below or, if additional space is necessary, on an attachment hereto:

ASHER ENTERPRISES, INC.

1 Linden Pl., Suite 207

Great Neck, NY. 11021

Attention: Certificate Delivery

(516) 498-9890

Date of Conversion:

             _____________

Applicable Conversion Price:

$____________

Number of Shares of Common Stock to be Issued

    Pursuant to Conversion of the Notes:

______________

Amount of Principal Balance Due remaining

    Under the Note after this conversion:                    ______________

ASHER ENTERPRISES, INC.

By:_____________________________

Name:

Curt Kramer

Title:

President

Date:  ______________

1 Linden Pl., Suite 207

Great Neck, NY. 11021

20

_____________________________________

Created by Morningstar® Document Research℠

http://documentresearch.morningstar.com

Source: Epazz Inc, 10-Q, August 17, 2011