Form 10-K/A
period 2010-12-31
Epazz Inc
filed 2012-03-13
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE:

This Amendment No. 2 to Form 10-K is being filed to include revisions from the auditor that were not included in the previous amendment to Form 10-K.

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to theAutoHire Software entered into prior to February 1, 2010.   During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010 the balance of this note has been forgiven and no amount is currently due.

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle.  Pursuant to the Consulting Agreement, we agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,962.70 per month, and Mr. McArdle agreed to provide consulting services for us.  We terminated the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, which agreement could be cancelled for any reason, and agreed to pay Mr.McArdle $5,925.40 in one lump sum.  Pursuant to the Consulting Agreement, Mr. McArdle agreed to not compete with the Company or our products anywhere in the nation for a period of two years following the closing of the Software Rights Agreement.

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

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Fay Passley, a related party and the mother of our Chief Executive Officer, ShaunPassley, for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. Fay Passley will begin to earn these shares on July 29, 2012.

IntelliSys, Inc. Purchase

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSysfrom Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and

(b)	The Company provided Mr. Prahl with a 6% Promissory Note in the amount of $50,000 (the “IntelliSysNote”), described in greater detail below.

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

Additionally, the Company agreed to secure the payment of the IntelliSys Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’srequest, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of IntelliSys until the IntelliSysNote is repaid, which security interest is junior to the Third Party Lender Note (described below).

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

EPAZZ BoxesOS v3.0

EPAZZ BoxesOS v3.0 (Web Infrastructure Operating System) is the Company's flagship product. It is the core package of EPAZZ, Inc.’s products and services. EPAZZ BoxesOSintegrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

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

ViewPoint

ViewPoint is BoxesOS central communication hub, calendaring, contact management and scheduling system. ViewPoint works with or can be used as an alternative to MS Outlook/MS Exchange Server. The web applications provide the institution with an extensive range of options including communication system email web client and an email server. Email applications provide features you would find on popular web-based e-mail providers. ViewPoint provides robust threaded discussion boards and a “chatting” environment. ViewPoint provides each user with a personal calendar, which notifies users of scheduling conflicts and appointments priorities. ViewPoint makes it easy to create group calendars and public calendars. With theViewPoint scheduling system users are able to schedule group meetings together. The scheduling system will view each user's calendar to see the next available time and date the group can meet.

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

Single Sign-on

Single Sign-on provides organizations the ability to log into multiple systems with a single unique username and password. The username and password authenticates the user’s credentials to make sure the person who is accessing the data is authorized to. BoxesOS uses Microsoft Active Directory Identity Management to accomplish single sign on. Microsoft Active Directory allows institutions to centrally manage and share user information. Active Directory also acts as the single sign on point for bringing systems and applications together.BoxesOS user management integrates with Active Directory.

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

EnergyView

EnergyView is an automated energy management dashboard tool.  EnergyView provides smart energy metering and power measurement technology to accurately measure, store, trackand analyze energy data.  The energy metering and submetering systems can link to SCADA (Supervisory Control and Data Acquisition) or any PC to collect crucial energy data.  In addition manual data on other energy sources can be managed as part of the same energy management application.  The combination of hardware and software is designed to provide an end-to-end solution from measurement to billing audits.  The objective of the EnergyView application is to improve the speed and quality of energy measurement information, so that facility managers will be able to make better management decisions, conserve energy and reduce operating costs.

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

The Note payable in connection with the acquisition of AutoHire Software is secured by a security interest in all of the subscription agreements of customers relating to the AutoHireSoftware entered into prior to February 1, 2010.

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

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’s request, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSysuntil the IntelliSys Note is repaid, which security interest is junior to the Newtek Note (described below).   On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley.  Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

If we default on the repayment of the IntelliSys Note and/or Third Party Lender Note, Mr. Prahl and/or Third Party Lender may enforce their security interest over the assets of IntelliSysand our assets which secure the repayment of such notes, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI,IntelliSys and our purchase of the AutoHire Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

We had total current liabilities of $587,748 as of December 31, 2010, consisting of $153,937 of accounts payable and accrued liabilities, $266,891 of deferred revenues, $55,800 of the current portion of capitalized leases and $111,120 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti andInteliSys, Inc. as described below.

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

The Igenti Note does not bear interest and is payable in monthly installments of $416.67 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $39,999.92 is due and payable.  The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to theAutoHire Software entered into prior to February 1, 2010.  Igenti has also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the year ending February 1, 2011.  The purchase price payable to Igenti is subject to reduction on a dollar-for-dollar basis in the event the subscription cash receipts from the AutoHire Software during the year ending February 1, 2011 are less than the Guaranteed Amount.  During 2010, an amendment to the original agreement settled this note payable between the parties.  At December 31, 2010 the balance of this note has been forgiven and no amount is currently due.

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

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of Class A Common Stock to Fay Passley, a related party and the mother of our Chief Executive Officer, ShaunPassley, for  and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. The shares are earned over the next five years, with 41,667 shares earned per month.

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys.  Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSysfrom Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”).  The Purchase Price included $125,000 in cash (the “Cash Consideration”) and a note for $50,000 (the “IntelliSys Note”, described below).  Additionally, the Company agreed to assume an aggregate of approximately $28,137.76 in outstanding liabilities of IntelliSys in connection with the Closing.

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

Additionally, the Company agreed to secure the payment of the IntelliSys Note with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at Mr. Prahl’srequest, at the Company’s expense, to grant Mr. Prahl a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of both of IntelliSys until theIntelliSys Note is repaid, which security interest is junior to the Newtek Note (described below).

On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum).  The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010.  The Third Party Lender Note is due and payable on September 30, 2020.  The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement.  Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI.  The Third Party Lender Note is also secured by a mortgage on the properties of related parties and Shaun Passley.  Mr. Prahl in connection with theIntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full.  Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note.  An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 will be used for working capital, and $10,000 was paid in closing costs associated with the note.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Epazz, Inc.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. Epazz, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Lake & Associates, CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 15, 2011, except for Notes 9 and 10, as to which the date is March 5, 2012

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

As part of the acquisition of Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”) on June 18, 2008, Epazzprovided a 7% promissory note in the amount of $225,000.  The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full.  The principal amount of the note is due on June 18, 2011.  The note is payable in monthly installments of $6,947 until such time as this Note is paid in full.  Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note is repaid.

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

EPAZZ, INC. and Subsidiaries
Consolidated Balance Sheet

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

ASSETS

Current Assets
Cash	40,013	600	40,613
Accounts Receivable	294,532		294,532
Deferred Financing Cost, Current	3,633		3,633
Other Current Assets	8,852	(600)	8,252
Total Current Assets	347,030		347,030

Property and Equipment, net	238,010	3,164	241,174
Intangible Assets, net	407,944	12,034	419,978
Goodwill	-	203,588	203,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	1,992,984	(781,214)	1,211,770

LIABILITIES
Accounts Payable and Accrued Liabilities	133,165	20,772	153,937
Deferred Revenue	266,891		266,891
Current Portion of Capitalized Lease	55,800		55,800
Current Portion of Long Term Debt	111,120		111,120
Total Current Liabilities	566,976	20,772	587,748

Loan payable, net of current portion	275,668		275,668
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	269,985		269,985
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,461,027	20,772	1,481,799

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360	(1,000,000)	1,268,360
Accumulated Equity (Deficit)	(2,065,886)	198,014	(1,867,872)
Total Stockholders’ Equity (Deficit)	531,957	(801,986)	(270,029)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,992,984	(781,214)	1,211,770

EPAZZ, INC. and Subsidiaries
Consolidated Statement of Operations

For the Year Ending     December 31, 2010
	For the Year Ending December 31, 2010
	As Originally Reported	Adjustments	As Restated

REVENUE	898,692	(193,687)	705,005

Operating Expenses
General and Administrative	638,506	(233,887)	404,619
Depreciation and Amortization	106,245	(3,164)	103,081
Other Operating Expense

Total Operating Expense	744,751	(237,051)	507,700

Operating Profit/(Loss)	153,941	43,364	197,305

Other Income and Expense
Interest Income	25	132	157
Interest Expense	(74,408)	1,064	(73,344)
Total Other Income and Expense	(74,383)	1196	(73,187)

Net Income/(Loss)	79,558	44,560	124,118

EPAZZ, INC. and Subsidiaries
Consolidated Statement of Cash Flows

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	79,558	44,560	124,118
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	102,911	(3,164)	99,747
Decrease in Deferred Financing Cost	3,334		3,334
Change in Accounts Receivable	(219,999)	15,363	(204,636)
Change in Other Assets	(8,852)	600	(8,252)
Change in Current Liabilities and Deferred Revenue	260,870	(72,817)	188,053

Net cash provided by (used for) operating activities	217,822	(15,458)	202,364

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(346,338)	43,102	(303,236)
Acquisition	(153,454)	28,772	(124,682)

Net cash used for investing activities	(499,792)	71,874	(427,918)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(131,627)		(131,627)
Payments on Notes Payable – Related Party	(156,871)		(156,871)
Proceeds from Long Term Debt and Capital Leases	392,835	(55,816)	337,019
Proceeds from Notes Payable – Related Party	170,371		170,371

Net cash provided by (used for) financing activities	274,708	(55,816)	218,892

NET CHANGE IN CASH	(7,262)	600	(6,662)

CASH AT BEGINNING OF PERIOD	47,275		47,275

CASH AT END OF PERIOD	40,013	600	40,613

Supplemental Disclosures:

Interest paid	24,563		(73,344)
Non-cash transactions:
Common stock issued in exchange for services and interest payment on related party debt	1,000,000
Purchase of subsidiary through note payable	30,816

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

Shaun Passley

Shaun Passley has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2000.  Mr. Passley obtained hisBachelors degree from De Paul University in Finance in 2000, his Master’s Degree from De Paul University in Information Technology in 2006, and his MBA from Benedictine University in 2007.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation for EPAZZ, Inc. for the years ended December 31, 2010 and 2009.

SUMMARY COMPENSATION TABLE
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Shaun PassleyPresident, Chief Executive Officer,	2010	$30,000	-	-	-	-	-	-	$30,000
Chief Financial Officer and	2009	$30,000	-	-	-	-	-	-	$30,000 (1)
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

(2) Based upon his ownership of Class A Common Stock and Class B Common Stock Shaun Passley controls 95.7% of our voting stock.
(3) Includes 500 shares held in the name of IT Business Solutions Group, Inc., which entity is now defunct and which shares Mr.Passley beneficially owns.

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

EPAZZ, Inc.

DATED: March 13, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director