Form 10-Q/A
period 2010-09-30
Epazz Inc
filed 2012-04-13
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

The number of shares of the issuer’s Series A common stock outstanding as of September 30, 2010, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC. and Subsidiaries
Consolidated Balance Sheet
As of September 30, 2010 and December 31, 2009 (Unaudited)

	As Restated (See Note 8) September 30,	December 31,
	2010	2009
ASSETS
Current Assets
Cash	$78,390	47,275
Accounts Receivable	82,478	74,533
Deferred Financing Cost, Current	741	3,334
Other Current Assets	8,252	-
Total Current Assets	169,861	125,142

Property and Equipment, net	165,727	2,949
Intangible Assets, net	577,378	399,578
Goodwill	53,588
Deferred Financing Cost	3,633	3,633
TOTAL ASSETS	$970,188	531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$100,077	$ 35,898
Deferred Revenue	178,842	103,288
Current Portion of Capitalized Leases	36,000	-
Current Portion of Loan Payable	113,994	76,436
Total Current Liabilities	$428,913	215,622

Loan payable, net of current portion	228,691	57,242
Related Party Loan Payable – Star Financial	296,100	296,100
Other Related Party Loan Payable	260,027	256,485
Long-term line of credit	96,851	100,000
Capitalized Lease, net of current portion	74,646	-
Total Liabilities	$1,385,228	925,449

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	54,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	1,518,360
Shareholder’s Receivables	(1,000,000)
Accumulated Deficit	(2,012,883)	(1,991,990)
Total Stockholders' Equity (Deficit)	(415,040)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$970,188	531,302

See notes to consolidated financial statements.

	EPAZZ, Inc. CONSOLIDATED STATEMENT OF OPERATIONS Three Months Ended September 30,
	As Restated (See Note 8) 2010	2009	As Restated (See Note 8) 2010	2009

Revenue	87,191	76,136	269,332	274,120

Operating Expenses
General and Administrative	70,925	93,909	220,810	195,855
Depreciation and Amortization	22,854	25,289	52,043	76,012
Other Operating Expense	-	668	0	75,637

Total Operating Expense	93,779	119,866	272,853	347,504

Operating Profit/(Loss)	(6,588)	(43,730)	(3,521)	(73,384)

Other Income and Expense
Interest Income	12	669	58	899
Interest Expense	(5,543)	(13,848)	(17,430)	(40,557)
Total Other Income and Expense	(5,531)	(13,179)	(17,372)	(39,658)

Net Income/(Loss)	(12,119)	(56,909)	(20,893)	(113,042)

Basic and diluted net loss per common share See notes to consolidated financial statements.	**	**	**

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

	EPAZZ, INC.
	CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
	As of September 30, 2010 (Unaudited)

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Shareholder’s Receivables	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital		Deficit	Deficit

Balance at December 31, 2006	3,948,294	$39,483	2,500,000	$25,000	$1,396,360		$(1,520,545)	$(59,702)
Net loss							(152,658)	(152,658)
Balance at December 31, 2007	3,948,294	$39,483	2,500,000	$25,000	$1,396,360		$(1,673,203)	$(212,360)
Net loss							(264,107)	(264,107)
Balance at December 31, 2008	3,948,294	$39,483	2,500,000	$25,000	$1,396,360		$(1,937,310)	$(476,467)
Net Loss							$(54,680)	$(54,680)
Shares Issued	1,900,000	$19,000			$158,000			$177,000
Shares Cancelled	(400,000)	$(4,000)			(36,000)			$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360		$(1,991,990)	$(394,147)
Adjustment to Additional Paid in Capital	25,000,000	250,000			750,000	(1,000,000)
Net Loss							$(20,893)	$(20,893)
Balance at September 30, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	(1,000,000)	$(2,012,883)	$(415,040)

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 680,720
Less: accumulated amortization		(103,342)
Intangible assets, net		577,378

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported September 30, 2010	Adjustments	As Restated September 30, 2010

ASSETS

Current Assets
Cash	77,790	600	78,390
Accounts Receivable	83,079	(600)	82,479
Deferred Financing Cost, Current	741		741
Other Current Assets	8,252		8,252
Total Current Assets	169,862		169,862

Property and Equipment, net	165,727		165,727
Intangible Assets, net	415,344	162,034	577,378
Goodwill	-	53,588	53,588
Deferred Financing Cost	3,633		3,633
Prepaid Expense	1,000,000	(1,000,000)	-
TOTAL ASSETS	1,754,566	(784,378)	970,188

LIABILITIES
Accounts Payable and Accrued Liabilities	97,757	2,320	100,077
Deferred Revenue	178,842		178,842
Current Portion of Long Term Debt	-		-
Current Portion of Capitalized Lease	36,000		36,000
Loan Payable, Related Party	113,994		113,994
Total Current Liabilities	426,593	2,320	428,913

Loan payable, net of current portion	231,011	(2,320)	228,691
Related Party Loan Payable – Star Financial	296,100		296,100
Other Related Party Loan Payable	260,027		260,027

Long-term line of credit	96,851		96,851
Capitalized Lease, net of current portion	74,646		74,646
Total Liabilities	1,385,228	-	1,385,228

STOCKHOLDERS’EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360		2,268,360
Shareholder’s Receivable Accumulated Equity (Deficit)	(2,228,505)	(1,000,000) 215,622	(1,000,000) (2,012,883)
Total Stockholder’ Deficit	(369,338)	(784,378)	(415,040)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,754,566	(784,378)	970,188

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

On September 30, 2010, Epazz, Inc. acquired 100% of the voting rights and the net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816 6% 10 year seller note payable. The purchase resulted in goodwill of $53,588.  The reason for the acquisition was to expand Epazz, Inc’s operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset - Software	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

	Three Months Ending 9/30/2010	Three Months Ending 9/30/2009	Nine Months Ending 9/30/2010	Nine Months Ending 9/30/2009

Revenue	$ 153,492	171,217	463,019	535,791

Operating Expenses
General and Administrative	164,663	188,578	462,971	459,959
Depreciation and Amortization	22,202	25,289	52,043	76,012
Other Operating Expense	-	668	-	75,637
Total Operating Expense	186,865	214,535	515,014	611,608

Operating Loss	(33,373)	(43,318)	(51,995)	(75,817)

Other Income and Expense
Interest Income	12	669	58	899

Interest Expense	(6,102)	(13,999)	(18,626)	(41,009)
Total Other Income and Expense	(6,090)	(13,330)	(18,568)	(40,110)

Net Loss	(39,463)	(56,648)	(70,563)	(115,927)

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

We had non-current assets of $800,326 as of September 30, 2010, consisting of property and equipment, net of accumulated depreciation of $165,727; non-current deferred financing costs of $3,633, in connection with the June 2008 Note (defined below); and intangible assets, net of accumulated amortization of $577,378;  goodwill of $53,588, in connection with the purchase of Intellisys.

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

We had net cash used in operating activities of $79,050 for the nine months ended September 30, 2010, which was mainly due to $20,893 of net loss and $46,142 in changes in current liabilities offset by $54,636 of depreciation and amortization expense, $1,435 in changes to current and other assets.

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

EPAZZ, INC.

DATED: April 13, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director