Form 10-K/A
period 2010-12-31
Epazz Inc
filed 2012-04-13
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

TABLE OF CONTENTS

Part I

Part II

Part III

Part IV

Item 15.Exhibits, Financial Statement Schedules	44

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

Under the purchase method of accounting the assets and liabilities were recorded at their respective fair values as of the purchase date as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset – Software	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset – Software	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009
Revenue	955,092	708,458

Operating Expense
General and Administrative	638,637	692,808
Depreciation and Amortization	106,414	47,208
Total Operating Expense	745,051	740,016

Operating Income/(Loss)	210,041	(31,558)

Other Income and Expense
Interest Income	157	4
Interest Expense	(74,408)	(53,662)
Total Other Income and Expense	(74,251)	(53,658)

Net Income/ (Loss)	135,790	(85,216)

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 for the year ended December 31, 2009.  As of December 31, 2010, the Company had an accumulated deficit of $1,871,205 and negative working capital of $240,718.   Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth.

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

We had depreciation and amortization expense of $106,414 for the year ended December 31, 2010 as compared to $34,826 for the year ended December 31, 2009, an increase of $71,588 or 206% from the prior period.  This increase is due the depreciation and amortization related to assets acquired in 2010.

Total operating expenses for the year ended December 31, 2010 were $511,033, compared to $361,722 for the year ended December 31, 2009, an increase of $149,311 or 41% from the prior period.  We had operating income of $193,972 for the year ended December 31, 2010 compared to operating loss of $1,761 for the year ended December 31, 2009, an increase of $195,733 from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy.  The increase in operating income is also due to the revenue earned by the newly acquired subsidiary IntelliSys, Inc.

Interest expense was $73,344 for the year ended December 31, 2010 compared to $52,923 for the year ended December 31, 2009, a increase of $20,421 or 39% from the prior period. Interest expense increased due mainly to the interest charged on leased equipment acquired during 2010.

We had net income of $120,785 for the year ended December 31, 2010 compared to a net loss of $54,680 for the year ended December 31, 2009, an increase of $175,465 from the prior period.  The increase in net income was mainly due to the deferred revenue recognized during 2010 and revenue received from the newly acquired subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $347,030 as of December 31, 2010, consisting of cash of $40,613, accounts receivable of $294,532, other current assets (security deposit) of $8,252 and deferred financing costs of $3,633.

We had non-current assets of $864,740 as of December 31, 2010, consisting of property and equipment, net of accumulated depreciation of $241,174;  intangible assets, net of accumulated amortization of $566,645,  $53,588 of goodwill associated with the purchase of IntelliSys, Inc., and $1,000,000 of prepaid expense associated with the July 2010 stock issuances as described below.

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

We had negative working capital of $240,718 and a total accumulated deficit of $1,871,205 as of December 31, 2010.

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

/s/Lake & Associates, CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois Except Notes 9 and 10 April 1, 2012

EPAZZ, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	Restated (see note 10) December 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash	$40,613	$47,275
Accounts Receivable	294,532	74,533
Deferred Financing Cost, Current	3,633	3,334
Other Current Assets	8,252	-
Total Current Assets	347,030	125,142

Property and Equipment, net	241,174	2,949
Intangible Assets, net	566,645	399,578
Goodwill	53,588	-
Deferred Financing Cost	-	3,633

TOTAL ASSETS	$1,208,437	$531,302

LIABILITIES
Accounts Payable and Accrued Liabilities	$153,937	$35,898
Deferred Revenue	266,891	103,288
Current Portion of Capitalized Lease	55,800	-
Current Portion of Long Term Debt	111,120	76,436
Total Current Liabilities	$587,748	$215,622

Loan payable, net of current portion	275,668	57,242
Related Party Loan Payable – Star Financial	296,103	296,100
Other Related Party Loan Payable	269,985	269,985
Long-term line of credit	-	100,000
Capitalized Lease, net of current portion	52,295	-
Total Liabilities	$1,481,799	$925,449

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding, respectively	304,483	54,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	1,518,360
Shareholder’s Receivables	(1,000,000)
Accumulated Deficit	(1,871,205)	(1,991,990)
Total Stockholders' Equity (Deficit)	(273,362)	(394,147)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,208,437	$531,302

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	Restated (see note 10) 2010	2009

Revenue	705,005	359,961

Operating Expenses
General and Administrative	404,619	326,896
Depreciation and Amortization	106,414	34,826

Total Operating Expense	511,033	361,722

Operating Income (Loss)	193,972	(1,761)

Other Income and Expense
Interest Income	157	4
Interest Expense	(73,344)	(52,923)
Total Other Income and Expense	(73,187)	(52,919)

Net Income (Loss)	120,785	(54,680)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2010 and 2009

	Series A Common Stock		Series B Common Stock		Additional Paid-In Capital	Shareholder's	Accumulated Deficit	Total Stockholders
	Shares	Amount	Shares	Amount		Receivables		Deficit

Balance at December 31, 2008	3,948,294	$39,483	2,500,000	$25,000	$1,396,360		$(1,937,310	$(476,467)
Net Loss							$(54,680)	$(54,680)
Shares Issued	19,000,000	$19,000			$158,000			$177,000
Shares Cancelled	(4,000,000)	$(4,000)			(36,000)			$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360		$(1,991,990	$(394,147)
Adjustment to APIC	25,000,000	$250,000			750,000	(1,000,000)
Net Income							$120,785	$120,785
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$ (1,000,000)	$(1,871,205)	$(273,362)

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	Restated (see note 10) 2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$120,785	$(54,680)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	103,080	30,568
Decrease in Deferred Financing Costs	3,334	4,258
Change in Accounts Receivable	(204,636)	(39,235)
Change in Other Assets	(8,252)	-
Expenses Paid by Stock Options	-	131,000
Change in Current Liabilities and Deferred Revenue	188,053	(24,284)
Net cash provided by operating activities	$202,364	$47,627

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Assets	(303,236)	$(883)
Acquisition	(124,682)	-
Net cash used for investing activities	(427,918)	$(883)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capitalized Leases	(131,627)	$(71,279)
Payments on Notes Payable- Related Party	(156,871)
Proceeds from Loan Payable and Capitalized Leases	337,019
Proceeds from Related Party Loan Payable	170,371	66,323
Net cash provided by (used for) financing activities	$218,892	$(4,956)

NET CHANGE IN CASH	$(6,662)	$41,788

CASH AT BEGINNING OF PERIOD	47,275	5,487

CASH AT END OF PERIOD	$40,613	$47,275
Supplemental Disclosures:
Interest paid	$73,344	$11,894
Non-cash transaction:		-
Purchase of Subsidiary through notes payable	$30,816
Note payable converted to stock	-	$6,000

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

NOTE 2 – GOING CONCERN

As of December 31, 2010, Epazz had an accumulated deficit of $1,871,205 and  working capital deficit of $240,718. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010:

Description	Life	Amount
Technology-based intangible assets	15 years	$680,720
Less: accumulated amortization		(114,075)
Intangible assets, net		566,645

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

NOTE 9.   AQUISITIONS

On September 30, 2010, Epazz, Inc. acquired the voting rights and the net assets of IntelliSys, Inc. for $155,816.  The purchase was made with a cash payment of $125,000 and a $30,816 6% 10 year seller note.  The purchase resulted in goodwill of $53,588.  The reason for the purchase was to expand Epazz, Inc. operations.  According to the purchase method of accounting, the acquisition was recorded as follows:

	Fair Value		Fair Value

Cash	319	Accounts Payable	18,476
Account Receivable	15,362	Notes Payable	58,136
Fixed Assets, net	5,137	Accrued Expenses	43,974
Goodwill	53,588	Deferred Revenue	28,820
Intangible Assets – Software	200,000	Cash	125,000

Total Assets	274,406	Total Liabilities and Equity	274,406

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

	Twelve Months Ending 12/31/2010	Twelve Months Ending 12/31/2009
Revenue	955,092	708,458

Operating Expense
General and Administrative	638,637	692,808
Depreciation and Amortization	106,414	47,208
Total Operating Expense	745,051	740,016

Operating Income/(Loss)	210,041	(31,558)

Other Income and Expense
Interest Income	157	4
Interest Expense	(74,408)	(53,662)
Total Other Income and Expense	(74,251)	(53,658)

Net Income/ (Loss)	135,790	(85,216)

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

EPAZZ, INC. and Subsidiaries
Consolidated Balance Sheet

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

ASSETS

Current Assets
Cash	40,013	600	40,613
Accounts Receivable	294,532		294,532
Deferred Financing Cost, Current	3,633		3,633
Other Current Assets	8,852	(600)	8,252
Total Current Assets	347,030		347,030

Property and Equipment, net	238,010	3,164	241,174
Intangible Assets, net	407,944	158,701	566,645
Goodwill	-	53,588	53,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	1,992,984	(784,547)	1,208,437

LIABILITIES
Accounts Payable and Accrued Liabilities	133,165	20,772	153,937
Deferred Revenue	266,891		266,891
Current Portion of Capitalized Lease	55,800		55,800
Current Portion of Long Term Debt	111,120		111,120
Total Current Liabilities	566,976	20,772	587,748

Loan payable, net of current portion	275,668		275,668
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	269,985		269,985
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,461,027	20,772	1,481,799

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360		2,268,360
Shareholder’s Receivables		(1,000,000)	(1,000,000)
Accumulated Equity (Deficit)	(2,065,886)	194,681	(1,871,205)
Total Stockholder’ Deficit	531,957	(805,319)	(273,362)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,992,984	(784,547)	1,208,437

When the acquisition of Intellisys, Inc. was originally recorded, it erroneously included pre-acquisition activity.  An adjustment was made to correct this error in the most recently restated reports.  On the December 2010 Restated Report the following adjustments were made:

EPAZZ, INC. and Subsidiaries
Consolidated Statement of Operations

	As Originally Reported	Adjustments	For the Year Ending December 31, 2010 As Restated

REVENUE	898,692	(193,687)	705,005

Operating Expenses
General and Administrative	638,506	(233,887)	404,619
Depreciation and Amortization	106,245	169	106,414
Other Operating Expense

Total Operating Expense	744,751	(233,718)	511,033

Operating Profit/(Loss)	153,941	40,031	193,972

Other Income and Expense
Interest Income	25	132	157
Interest Expense	(74,408)	1,064	(73,344)
Total Other Income and Expense	(74,383)	1196	(73,187)

Net Income/(Loss)	79,558	41,227	120,785

EPAZZ, INC. and Subsidiaries
Consolidated Statement of Cash Flows

	As Originally Reported December 31, 2010	Adjustments	As Restated December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	79,558	41,227	120,785
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	102,911	169	103,080
Decrease in Deferred Financing Cost	3,334		3,334
Change in Accounts Receivable	(219,999)	15,363	(204,636)
Change in Other Assets	(8,852)	600	(8,252)
Change in Current Liabilities and Deferred Revenue	260,870	(72,817)	188,053

Net cash provided by (used for) operating activities	217,822	(15,458)	202,364

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment	(346,338)	43,102	(303,236)
Acquisition	(153,454)	28,772	(124,682)

Net cash used for investing activities	(499,792)	71,874	(427,918)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(131,627)		(131,627)
Payments on Notes Payable – Related Party	(156,871)		(156,871)
Proceeds from Long Term Debt and Capital Leases	392,835	(55,816)	337,019
Proceeds from Notes Payable – Related Party	170,371		170,371

Net cash provided by (used for) financing activities	274,708	(55,816)	218,892

NET CHANGE IN CASH	(7,262)	600	(6,662)

CASH AT BEGINNING OF PERIOD	47,275		47,275

CASH AT END OF PERIOD	40,013	600	40,613

Supplemental Disclosures:

Interest paid	24,563		73,344
Non-cash transactions:
Common stock issued in exchange for services and interest payment on related party debt	1,000,000

Purchase of subsidiary through note payable			$30,816

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