Form 10-Q/A
period 2011-03-31
Epazz Inc
filed 2012-04-13
CIK 1335239

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

The number of shares of the issuer’s Series A common stock outstanding as of March 31, 2011 , was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of March 31, 2011 and December 31, 2010

	Restated March 31,	Audited Restated December 31,
	2011	2010
ASSETS
Current Assets
Cash	$105,378	40,613
Accounts Receivable	134,514	294,532
Deferred Financing Cost, Current	2,955	3,633
Other Current Assets	8,852	8,252
Total Current Assets	251,699	347,030

Property and Equipment, net	225,546	241,174
Intangible Assets, net	555,912	566,645
Goodwill	53,588	53,588
Deferred Financing Cost	-	-
Prepaid Expense
TOTAL ASSETS	$1,086,746	1,208,437

LIABILITIES
Accounts Payable and Accrued Liabilities	$129,443	153,937
Deferred Revenue	210,257	266,891
Current Portion of Capitalized Lease	54,224	55,800
Current Portion of Long Term Debt	81,607	111,120
Total Current Liabilities	$475,531	587,748

Loan payable, net of current portion	$257,675	275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	255,957	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,337,561	1,481,799

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360
Shareholder’s Receivables	(1,000,000)	(1,000,000)
Accumulated Deficit	(1,848,658)	(1,871,205)
Total Stockholders' Deficit	(250,815)	(273,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,086,746	1,208,437

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010

Revenue	206,183	50,760

Operating Expenses
General and Administrative	145,675	81,238
Depreciation and Amortization	27,039	9,684
Total Operating Expense	172,714	90,922
Operating Profit/(Loss)	33,469	(40,162)

Other Income and Expense
Interest Income	15	-
Interest Expense	(10,937)	(4,115)
Total Other Income and Expense	(10,922)	(4,115)

Net Income/(Loss)	22,547	(44,277)

Basic and diluted net loss per common share	**	**

Weighted average common shares outstanding

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 22,547	(44,277)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	27,043	9,684
Change in Accounts Receivable	160,018	54,812
Change in Other Assets	-	(3,252)
Change in Accounts Payable	(24,498)	12,993
Change in Deferred Revenue	(56,634)	(28,046)
Net cash provided by operating activities	$ 128,476	1,914

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(20,157)
Net cash used for investing activities	-	(20,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (49,082)	(18,638)
Repayment of Related Party Loan Payable	(51,294)	(3,771)
Proceeds from Related Party Loan Payable	37,265	-
Net cash used for financing activities	$ (63,111)	(22,409)

NET CHANGE IN CASH	$ 65,365	(40,652)

CASH AT BEGINNING OF PERIOD	40,013	47,275

CASH AT END OF PERIOD	$ 105,378	6,623
Supplemental Disclosures:
Interest paid	$ (10,937)	$ (4,115)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of March 31, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Shareholder’s Receivables	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity

Balance at December 31, 2006	39,482,940	$394,829	2,500,000	$25,000	$1,041,014		$(1,520,545)	$(59,702)
Net loss							(152,658)	(152,658)
Balance at December 31, 2007	39,482,940	$394,829	2,500,000	$25,000	$1,041,014		$(1,673,203)	$(212,360)
Net loss							(264,107)	(264,107)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,041,014		$(1,937,310)	$(476,467)
Net Loss							$(54,680)	$(54,680)
Shares Issued	19,000,000	$190,000			$(13,000)			$177,000
Shares Cancelled	(4,000,000)	$(40,000)						$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360		$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			$750,000	$(1,000,000)
Net Income							$120,785	$120,785
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,871,205)	$(273,362)
Net Income							$22,547	$22,547
Balance at March 31, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,848,658)	$250,815

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

NOTE 2 – GOING CONCERN

As of March 31, 2011, Epazz had an accumulated deficit of $1,848,658 and a working capital deficit of $223,831. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at March 31, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 680,720
Less: accumulated amortization		(124,808)
Intangible assets, net		$ 563,312

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

ASSETS

Current Assets
Cash	105,378		105,378
Accounts Receivable	134,514	1	134,515
Deferred Financing Cost, Current	2,955		2,955
Other Current Assets	8,852		8,852
Total Current Assets	251,699	1	251,700

Property and Equipment, net	222,382	3,163	225,546
Intangible Assets, net	400,544	155,368	555,912
Goodwill	-	53,588	53,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	1,874,626	(787,880)	1,086,746

LIABILITIES
Accounts Payable and Accrued Liabilities	108,667	20,776	129,443
Deferred Revenue	210,257		210,257
Current Portion of Capitalized Lease	54,224		54,224
Current Portion of Long Term Debt	81,607		81,607
Total Current Liabilities	454,755	20,776	475,531

Loan payable, net of current portion	257,675		257,675
Related Party Loan Payable – Star Financial	296,103		296,103

Other Related Party Loan Payable	255,957		255,957
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,316,785	20,776	1,337,561

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360		2,268,360
Shareholder’s Receivables Accumulated Equity (Deficit)	(2,040,002)	(1,000,000) 191,344	(1,000,000) (1,848,658)
Total Stockholder’ Deficit	557,841	(801,986)	(250,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,874,626	(787,880)	1,086,746

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

REVENUE	206,183		206,183

Operating Expenses
General and Administrative	145,671	4	145,675
Depreciation and Amortization	23,706	3,333	27,039
Other Operating Expense

Total Operating Expense	169,377		172,714

Operating Profit/(Loss)	36,806		33,469

Other Income and Expense
Interest Income	15		15
Interest Expense	(10,937)		(10,937)
Total Other Income and Expense	(10,922)		(10,922)

Net Income/(Loss)	25,884		22,547

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported March 31, 2011	Adjustments	As Restated March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	25,884	(3,337)	22,547
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	23,706	3,337	27,043
Decrease in Deferred Financing Cost
Change in Accounts Receivable	160,018		160,018
Change in Other Assets
Change in Current Liabilities and Deferred Revenue	(81,132)		(81,132)

Net cash provided by (used for) operating activities	128,476		128,476

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment
Acquisition

Net cash used for investing activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(49,082)	(49,082)
Repayment of Notes Payable – Related Party	(51,294)	(51,294)
Proceeds from Long Term Debt and Capital Leases
Proceeds from Notes Payable – Related Party	37,265	37,265

Net cash provided by (used for) financing activities	(63,111)	(63,111)

NET CHANGE IN CASH	65,365	65,365

CASH AT BEGINNING OF PERIOD	40,013	40,013

CASH AT END OF PERIOD	105,378	105,378

Supplemental Disclosures:

Interest paid	10,937	10,937

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

On July 28, 2010, the Company initiated a 10 for 1 stock split.  The result was 5,448,294 shares of common stock issued and outstanding.

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

	Fair Value		Fair Value

Cash	319	Accounts Payable	49,838
Account Receivable	15,362	Notes Payable	25,000
Fixed Assets, net	5,137	Accrued Expenses	14,932
Goodwill	53,588	Deferred Revenue	28,820
Intangible Asset – Software	200,000	Cash	125,000
		Note payable	30,816
Total Assets	274,406	Total Liabilities and Equity	274,406

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

General and administrative expenses increased by $64,437 or 79% to $145,675 for the three months ended March 31, 2011 compared to general and administrative expense of $81,238 for the three months ended March 31, 2010.  The increase in general and administrative expense is due mainly to the increase in cost associated with the company’s newly acquired companies.

We had depreciation and amortization expense of $27,039 for the three months ended March 31, 2011 compared to $9,684 for the three months ended March 31, 2010, a increase of $17,355 or 179% from the prior period.  This increase is due the recent software purchase related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the three months ended March 31, 2011 were $172,714, compared to $90,922 for the three months ended March 31, 2010, an increase of $81,792 or 86% from the prior period.

We had operating income of $33,469 for the three months ended March 31, 2011 compared to operating loss of $40,162 for the three months ended March 31, 2010, an increase of $73,631 or 183% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $10,937 for the three months ended March 31, 2011 compared to $4,115 for the three months ended March 31, 2010, an increase of $6,822 or 166% from the prior period. Interest expense increased for the three months ended March 31, 2011 due to the increase in company loans payable at March 31, 2011 as compared to March 31, 2010.

We had a net income of $22,547 for the three months ended March 31, 2011 compared to a net loss of $44,277 for the three months ended March 31, 2010, an increase of $66,824 or 151% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $251,699 as of March 31, 2011, consisting of cash of $105,378, accounts receivable of $134,514, other current assets (security deposit) of $8,852 and current deferred financing costs of $2,955.

We had non-current assets of $841,717 as of March 31, 2011, consisting of property and equipment, net of accumulated depreciation of $225,546; intangible assets, net of accumulated amortization of $555,912, and goodwill associated with the purchase of IntelliSys, Inc. of $53,588.

We had total current liabilities of $475,531 as of March 31, 2011, consisting of $129,443 of accounts payable and accrued liabilities, $210,257 of deferred revenues, $54,224 of the current portion of capitalized leases and $81,607 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc.

We had negative working capital of $223,832 and a total accumulated deficit of $1,848,658 as of March 31, 2011.

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

We had net cash provided by operating activities of $128,476 for the three months ended March 31, 2011, which was mainly due to $22,547 of net income and $24,498 in changes in current liabilities and $56,634 in changes to deferred revenue offset by $27,043 of depreciation and amortization expense, and $160,018 in changes to current assets.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 in December 31, 2009.  The company had a net income of $124,118 for the year ending December 31, 2010 and net income of $25,884 for the three months ended March 31, 2011.  As of March 31, 2011, the Company had an accumulated deficit of $1,848,658 and negative working capital of $223,832.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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