Form 10-Q/A
period 2011-06-30
Epazz Inc
filed 2012-04-13
CIK 1335239

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

The number of shares of the issuer’s Series A common stock outstanding as of June 30, 2011, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of June 30, 2011 and December 31, 2010
	Restated	Restated
	June 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$90,458	$40,613
Accounts Receivable	201,950	294,532
Deferred Financing Cost, Current	2342	3,633
Other Current Assets	8252	8,252
Total Current Assets	303,002	347,030

Property and Equipment, net	204,288	241,174
Intangible Assets, net	545,179	566,645
Goodwill	53,588	53,588

TOTAL ASSETS	$1,106,057	$1,208,437

LIABILITIES
Accounts Payable and Accrued Liabilities	$116,594	$153,937
Deferred Revenue	204,928	266,891
Current Portion of Capitalized Lease	50,641	55,800
Current Portion of Long Term Debt	61,731	111,120
Total Current Liabilities	$433,894	$587,748

Loan payable, net of current portion	$294,067	$275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	261,914	269,985
Capitalized Lease, net of current portion	52,295	52,295
Total Liabilities	$1,338,273	1,481,799

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.04 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483

Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360
Shareholder’s Receivables	(1,000,000)	(1,000,000)
Accumulated Deficit	(1,830,059)	(1,871,205)
Total Stockholders' Equity (Deficit)	(222,217)	(273,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,106,057	$1,208,437

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Six Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	235,707	131,382	450,290	182,142

Operating Expenses
General and Administrative	177,438	68,647	330,933	149,885
Depreciation and Amortization Expense	32,604	19,505	59,644	29,189

Total Operating Expense	210,042	88,152	390,577	179,074
Operating Profit	25,665	43,230	59,713	3,068

Other Income and Expense
Interest Income	12	45	27	45
Interest Expense	(13,882)	(7,772)	(18,594)	(11,887)
Total Other Income and Expense	(13,870)	(7,727)	(18,567)	(11,842)

Net Income/(Loss)	11,795	35,503	41,146	(8,774)
Basic and diluted net loss per common share Weighted average common shares outsta

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ 41,146	(8,774)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	58,352	30,979
Change in Accounts Receivable	92,587	(13,268)
Change in Other Assets	-	(4,302)
Change in Accounts Payable	(37,787)	(417)
Change in Deferred Revenue	(61,963)	10,807
Net cash provided by operating activities	$ 93,626	15,025

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment	-	(186,188)
Net cash used for investing activities	-	(186,188)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	$ (72,541)	(46,105)
Repayment of Related Party Loan Payable	(74,601)	-
Proceeds from Long Term Debt and Capital Leases	36,831	177,019
Proceeds from Related Party Loan Payable	66,530	7,208
Net cash (used for) provided by financing activities	$ (43,781)	138,122

NET CHANGE IN CASH	$ 49,845	(33,041)

CASH AT BEGINNING OF PERIOD	40,613	47,274

CASH AT END OF PERIOD	$ 90,458	14,233
Supplemental Disclosures:
Interest paid	$ (13,615)	$ (7,987)

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of June 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Shareholder’s Receivables	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
								(Deficit)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,396,360		$(1,937,310)	$(476,467)
Net Loss							$(54,680)	$(54,680)
Shares Issued	19,000,000	$190,000			$158,000			$177,000
Shares Cancelled	(4,000,000)	$(40,000)			(36,000)			$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360		$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			750,000	$(1,000,000)
Net Income							$120,785	$120,785
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,867,872)	$(270,029)
Net Income							$41,146	$41,146
Balance at June 30, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,830,059)	$(232,216)

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

NOTE 2 – GOING CONCERN

As of June 30, 2011, Epazz had an accumulated deficit of $1,830,059 and a working capital deficit of $130,892. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at June 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 680,720
Less: accumulated amortization		(135,541)
Intangible assets, net		545,179

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

NOTE 9 - EXPLANATION OF OUR RESTATEMENT

Epazz, Inc. (hereinafter referred to as “us,” “we,” or the “Company”) is filing this Amendment No. 3 on Form 10-K/A (the “First Amendment”) to its Annual Report for the Annual period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Report”) in response to certain issues set forth in our Current Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”).   The condensed consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Report on Form 10-Q for the three months ended March 31, 2011 and the six months ending June 30, 2011 require restatement in order to correct errors related to the following:

The company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary IntelliSys, Inc.  Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded.  Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition.  The company also determined that it had omitted accrued liabilities that should have been recorded on the balance sheet dated December 31, 2010.  Accounts payable and accrued liabilities have been adjusted to correct this omission.  The company also determined that it recorded proceeds from a loan payable as revenue.  Accordingly, revenue and loans payable have been adjusted to correct this error.

The company also determined that it did not properly record stock issued in exchange for services rendered.  Accordingly, the stock transaction, which was originally recorded to prepaid expense has been reclassified to the company’s equity account.

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

ASSETS

Current Assets
Cash	89,858	600	90,458
Accounts Receivable	201,950		201,950
Deferred Financing Cost, Current	2,342		2,342
Other Current Assets	8,852	(600)	8,252
Total Current Assets	303,002		303,002

Property and Equipment, net	201,124	3,164	204,288
Intangible Assets, net	355,178	190,001	545,179
Goodwill	253,588	(200,000)	53,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	2,112,892	(996,836)	1,106,057

LIABILITIES
Accounts Payable and Accrued Liabilities	116,151	443	116,594
Deferred Revenue	204,928		204,928
Current Portion of Capitalized Lease	50,641		50,641
Current Portion of Long Term Debt	61,731		61,731
Total Current Liabilities	433,451	443	433,894

Loan payable, net of current portion	257,675	36,392	294,067
Related Party Loan Payable – Star Financial	296,103		296,103

Other Related Party Loan Payable	261,914		261,914
Long-term line of credit	-		-
Capitalized Lease, net of current portion	52,295		52,295
Total Liabilities	1,301,438	36,835	1,338,273

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360		2,268,360
Shareholder’s Receivables Accumulated Equity (Deficit)	(1,786,389)	(1,000,000) (43,670)	(1,000,000) (1,830,059)
Total Stockholder’ Deficit	(811,454)	(1,033,671)	(222,217)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,112,892	(996,836)	1,106,057

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Three months ending June 30, 2011	Adjustments	As Restated Three months ending June 30, 2011

REVENUE	282,707	(47,000)	235,707

Operating Expenses
General and Administrative	180,798	(3,360)	177,438
Depreciation and Amortization	29,271	3,333	32,604
Other Operating Expense

Total Operating Expense	210,069	(27)	210,042

Operating Profit/(Loss)	72,638	(46,973)	25,665

Other Income and Expense
Interest Income	12		12
Interest Expense	(13,882)		(13,882)
Total Other Income and Expense	(13,870)		(13,870)

Net Income/(Loss)	58,768	(46,973)	11,795

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

REVENUE	487,129	(36,839)	450,290

Operating Expenses
General and Administrative	324,709	6,224	330,933
Depreciation and Amortization	52,978	6,666	59,644
Other Operating Expense

Total Operating Expense	377,687	6,224	383,911

Operating Profit/(Loss)	109,442	(49,729)	59,713

Other Income and Expense
Interest Income	27		27
Interest Expense	(24,820)	6,226	(18,594)
Total Other Income and Expense	(24,793)		(18,567)
		6,226

Net Income/(Loss)	84,649	(43,503)	41,146

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported June 30, 2011	Adjustments	As Restated June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	84,647	(43,501)	41,146
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	52,978	6,665	59,643
Decrease in Deferred Financing Cost
Change in Accounts Receivable	92,582	5	92,587
Change in Other Assets
Change in Current Liabilities and Deferred Revenue	(99,750)		(99,750)

Net cash provided by (used for) operating activities	130,457	36,839	93,626

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of Property and Equipment
Acquisition

Net cash used for investing activities

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of Long Term Debt and Capital Leases	(72,541)		(72,541)
Repayment of Notes Payable – Related Party	(74,601)		(74,601)
Proceeds from Long Term Debt and Capital Leases		36,831	36,831
Proceeds from Notes Payable – Related Party	66,530		66,530

Net cash provided by (used for) financing activities	(80,612)	36,831	(43,781)

NET CHANGE IN CASH	49,845		49,845

CASH AT BEGINNING OF PERIOD	40,013	600	40,613

CASH AT END OF PERIOD	89,858	600	90,458

Supplemental Disclosures:

Interest paid	13,882		13,882

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

We had depreciation and amortization expense of $32,604 for the three months ended June 30, 2011 compared to $19,505 for the three months ended June 30, 2010, a increase of $13,099 or 67% from the prior period.  This increase is due the recent asset purchases related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the three months ended June 30, 2011 were $210,042, compared to $88,152 for the three months ended June 30, 2010, an increase of $121,890 or 138% from the prior period.

We had operating income of $25,665 for the three months ended June 30, 2011 compared to operating income of $43,230 for the three months ended June 30, 2010, a decrease of $17,565 or 41% from the prior period.  The decrease in operating income was mainly due to the increased operating cost associated with the newly acquired subsidiaries.

Interest expense was $13,882 for the three months ended June 30, 2011 compared to $7,772 for the three months ended June 30, 2010, an increase of $6,110 or 79% from the prior period. Interest expense increased for the three months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010.

We had a net income of $11,795 for the three months ended June 30, 2011 compared to a net income of $35,503 for the three months ended June 30, 2010, a decrease of $23,708 or 67% from the prior period.  The decrease in net income is mainly attributable to the increase in operating cost associated with the newly acquired subsidiaries as well as the deferral of revenues in accordance with the Company’s revenue recognition policy

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2011, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

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

We had depreciation and amortization expense of $59,644 for the six months ended June 30, 2011 compared to $29,189 for the six months ended June 30, 2010, a increase of $30,455 or 104% from the prior period.  This increase is due the recent asset purchases related to the purchase of the company’s newly acquired subsidiaries.

Total operating expenses for the six months ended June 30, 2011 were $390,577, compared to $179,074 for the six months ended June 30, 2010, an increase of $211,503 or 118% from the prior period.

We had operating income of $59,713 for the six months ended June 30, 2011 compared to operating income of $3,068 for the six months ended June 30, 2010, an increase of $56,645 or 1846% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

Interest expense was $18,594 for the six months ended June 30, 2011 compared to $11,887 for the six months ended June 30, 2010, an increase of $6,707 or 56% from the prior period. Interest expense increased for the six months ended June 30, 2011 due to the increase in loans payable at June 30, 2011 as compared to June 30, 2010.

We had a net income of $41,146 for the six months ended June 30, 2011 compared to a net loss of $8,774 for the six months ended June 30, 2010, an increase in net income of $49,920 or 569% from the prior period.  The increase in net income is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and from the sales generated by the company’s newly acquired companies.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $303,002 as of June 30, 2011, consisting of cash of $90,458, accounts receivable of $201,950, other current assets (security deposit) of $8,252 and current deferred financing costs of $2342.

We had non-current assets of $813,054 as of June 30, 2011, consisting of property and equipment, net of accumulated depreciation of $204,288; intangible assets, net of accumulated amortization of $545,179, and goodwill resulting from the purchase of IntelliSys, Inc. of $53,588.

We had total current liabilities of $433,894 as of June 30, 2011, consisting of $116,594 of accounts payable and accrued liabilities, $204,928 of deferred revenues, $50,641 of the current portion of capitalized leases and $61,731 of the current portion of notes payable in connection with payments due on Notes in connection with the Company’s acquisition of Igenti and InteliSys, Inc.

We had negative working capital of $130,892 and a total accumulated deficit of $1,830,059 as of June 30, 2011.

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

We had net cash provided by operating activities of $93,626 for the six months ended June 30, 2011, which was mainly due to $41,146 of net income,$92,587 in changes form accounts receivable, $61,963 in changes to deferred revenue and $37,787 in changes in current liabilities offset by $59,643 of depreciation and amortization expense.

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

The Company has yet to initiate significant sales or demonstrate that it can generate sufficient sales to become profitable. The Company incurred significant net losses since its inception in March 2000, including a net loss of $54,680 in December 31, 2009.  The company had a net income of $124,118 for the year ending December 31, 2010 and net income of $47,812 for the six months ended June 30, 2011.  As of June 30, 2011, the Company had an accumulated deficit of $1,830,059 and negative working capital of $130,892.  Furthermore, we expect operating expenses to increase as we seek to update our products, build relationships with future customers, build additional distribution channels for our products, continue design and development projects, and increase administrative activities to support our planned growth. We expect to need approximately $100,000 to sustain our operations for the next 12 months. We anticipate only being able to continue our operations for the next three months if no additional funding is raised.  The extent of our future operating losses and the timing of our profitability are highly uncertain, we may never generate sufficient revenues to achieve or sustain profitability.

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