Form 10-Q/A
period 2011-09-30
Epazz Inc
filed 2012-04-13
CIK 1335239

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

The number of shares of the issuer’s Series A common stock outstanding as of September 30, 2011, was 30,448,294 shares, par value $0.001 per share.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
Consolidated Balance Sheet
As of September 30, 2011 and Restated December 31, 2010

	Restated September 30,	Restated December 31,
	2011	2010
ASSETS
Current Assets
Cash	$98,003	40,613
Accounts Receivable	194,897	294,532
Deferred Financing Cost, Current	2,317	3,633
Other Current Assets	13,252	8,252
Total Current Assets	308,469	347,030

Property and Equipment, net	184,187	241,174
Intangible Assets, net	534,446	566,645
Goodwill	53,588	53,588

TOTAL ASSETS	$1,080,690	1,208,437

LIABILITIES
Accounts Payable and Accrued Liabilities	$113,085	153,937
Deferred Revenue	204,659	266,891
Current Portion of Capitalized Lease	46,537	55,800
Current Portion of Long Term Debt	145,445	111,120
Derivative Liability	122,289
Total Current Liabilities	$632,015	587,748

Loan payable, net of current portion	257,675	275,668
Related Party Loan Payable – Star Financial	296,103	296,103
Other Related Party Loan Payable	197,906	269,985
Capitalized Lease, net of current portion	38,687	52,295
Total Liabilities	$1,422,386	1,481,799

STOCKHOLDERS' DEFICIT
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding,	304,483	304,483
Common stock, Series B, $.01 par value 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional Paid-in Capital	2,268,360	2,268,360
Shareholder’s Receivables	(1,000,000)	(1,000,000)
Accumulated Deficit	(1,939,539)	(1,871,205)
Total Stockholders' Equity (Deficit)	(341,696)	(273,362)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	1,080,690	1,208,437

See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
Three and Nine Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	205,724	87,191	646,023	269,332

Operating Expenses
General and Administrative	161,495	70,925	462,198	220,810
Depreciation and Amortization Expense	31,623	22,854	91,626	52,043

Total Operating Expense	193,118	93,779	553,824	272,853
Operating Profit/(Loss)	12,606	(6,588)	92,199	(3,521)

Other Income and Expense
Interest Income	2	12	28	58
Interest Expense	(12,108)	(5,543)	(38,272)	(17,430)
Derivative Expense	(122,289)		(122,289)
Total Other Income and Expense	(134,395)	(5,531)	(160,533)	(17,372)

Net Income/(Loss)	(121,789)	(12,119)	(68,334)	(20,893)
Basic and diluted net loss per common share

Weighted average common shares outstanding See notes to consolidated financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011 and 2010 (Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/(Loss)	$ (68,334)	(20,893)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	89,186	52,043
Amortization of Deferred Finance Cost	2,441	2,593
Derivative Expense	122,289
Change in Accounts Receivable	99,635	7,417
Change in Other Assets	(5,000)	(8,852)
Change in Accounts Payable and Deferred Revenue	(103,084)	46,142
Net cash provided by operating activities	$ 137,133	78,450

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Property and Equipment		(187,484)
Deferred Financing Cost
Acquisition		(124,682)
Net cash used for investing activities		(312,165)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Long Term Debt and Capital Leases	$ (152,644)	(69,347)
Repayment of Related Party Loan Payable	(157,786)	-
Proceeds from Loans Payable and Capital Leases	146,102	330,035
Payment of Deferred Financing Cost	(1,125)
Proceeds from Related Party Loan Payable	85,710	3,542
Net cash (used for) provided by financing activities	$ (79,743)	264,230

NET CHANGE IN CASH	57,390	31,115

CASH AT BEGINNING OF PERIOD	40,613	47,275

CASH AT END OF PERIOD	$98,003	78,390
Supplemental Disclosures:
Interest paid	35,490	17,430

Non Cash Transactions:
Purchase of Subsidiary through Notes Payable		30,816

See notes to consolidated financial statements.

Epazz, Inc.

Consolidated Statement of Stockholders’ Equity (Deficit)

As of September 30, 2011

	Series A Common Stock		Series B Common Stock		Additional Paid-In	Shareholder’s Receivables	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital		Deficit	Equity
								(Deficit)
Balance at December 31, 2008	39,482,940	$394,829	2,500,000	$25,000	$1,396,360		$(1,937,310)	$ (476,467)
Net Loss							$(54,680)	$(54,680)
Shares Issued	19,000,000	$190,000			$158,000			$ 177,000
Shares Cancelled	(4,000,000)	$(40,000)			(36,000)			$(40,000)
Balance at December 31, 2009	5,448,294	$54,483	2,500,000	$25,000	$1,518,360		$(1,991,990)	$(394,147)
Adjustment to APIC	25,000,000	$250,000			(750,000)	$(1,000,000)
Net Income							$120,785	$120,785
Balance at December 31, 2010	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,871,025)	$(273,362)
Net Income							$(68,334)	$(68,334)
Balance at June 30, 2011	30,448,294	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,939,539)	$(341,696)

Li

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

NOTE 2 – GOING CONCERN

As of September 30, 2011, Epazz had an accumulated deficit of $1,939,539 and a working capital deficit of $323,546. This creates a substantial doubt as to Epazz's ability to continue as a going concern.

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

NOTE 3 –INTANGIBLE ASSETS

Intangible assets consisted of the following at September 30, 2011:

Description	Life	Amount
Technology-based intangible assets	15 years	$ 680,720
Less: accumulated amortization		(146,274)
Intangible assets, net		534,446

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

EPAZZ, INC. and Subsidiaries

Consolidated Balance Sheet

	As Originally Reported September 30, 2011	Adjustments	As Restated September 30, 2011

ASSETS

Current Assets
Cash	98,003		98,003
Accounts Receivable	194,897		194,897
Deferred Financing Cost, Current	2,317		2,317
Other Current Assets	13,252		13,252
Total Current Assets	308,469		308,469

Property and Equipment, net	184,187		184,187
Intangible Assets, net	347,778	186,668	534,446
Goodwill	253,588	(200,000)	53,588
Prepaid Expense	1,000,000	(1,000,000)
TOTAL ASSETS	2,094,022	(1,000,000)	1,080,690

LIABILITIES
Accounts Payable and Accrued Liabilities	115,238	(2,153)	113,085
Deferred Revenue	204,659		204,659
Current Portion of Capitalized Lease	46,537		46,537
Current Portion of Long Term Debt	145,445		145,445
Derivative Liability	122,289		122,289
Total Current Liabilities	634,168	(2,153)	632,015

Loan payable, net of current portion	257,675		257,675
Related Party Loan Payable – Star Financial	296,103		296,103
Other Related Party Loan Payable	197,906		197,906
Long-term line of credit	-		-
Capitalized Lease, net of current portion	38,687		38,687
Total Liabilities	1,424,539	(2,153)	1,422,386

STOCKHOLDERS’ EQUITY
Common stock, Series A, $0.01 par value, 60,000 shares authorized, 30,448,294 and 5,448,294, shares issued and outstanding respectively	304,483		304,483
Common stock, Series B, $0.01 par value, 60,000 shares authorized, 2,500,000 shares issued and outstanding respectively	25,000		25,000
Additional Paid-in Capital	2,268,360		2,268,360
Shareholder’s Receivables Accumulated Equity (Deficit)	(1,928,360)	(1,000,000) (11,179)	(1,000,000) (1,939,539)
Total Stockholder’ Deficit	669,483	(997,847)	(341,696)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	2,094,022	(1,000,000)	1,080,690

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Three months ending September 30, 2011	Adjustments	As Restated Three months ending September 30, 20111

REVENUE	205,724		205,724

Operating Expenses
General and Administrative	161,495		161,495
Depreciation and Amortization	28,290	3,333	31,623
Other Operating Expense

Total Operating Expense	189,785	3,333	193,118

Operating Profit/(Loss)	15,939	(3,333)	12,606

Other Income and Expense
Interest Income	2		2
Derivative Expense	(122,289)		(122,289)
Interest Expense	(14,261)	2,153	(12,108)
Total Other Income and Expense	(136,548)		(134,395)

Net Income/(Loss)	(120,609)	(1,180)	(121,789)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Operations

	As Originally Reported Nine months ending September 30, 2011	Adjustments	As Restated Nine months ending September 30, 20111

REVENUE	646,023		646,023

Operating Expenses
General and Administrative	462,198		462,198
Depreciation and Amortization	81,627	9,999	91,626
Other Operating Expense

Total Operating Expense	543,825	9,999	553,824

Operating Profit/(Loss)	102,198	(9,999)	92,199

Other Income and Expense
Interest Income	28		28
Derivative Expense	(122,289)		(122,289)
Interest Expense	(40,425)	2,153	(38,272)
Total Other Income and Expense	(162,686)	2,153	(160,533)

Net Income/(Loss)	(60,488)	(7,846)	(68,334)

EPAZZ, INC. and Subsidiaries

Consolidated Statement of Cash Flows

	As Originally Reported September 30, 2011	Adjustments	As Restated September 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income/ (Loss)	(60,488)	(7,846)	(68,334)
Adjustments to reconcile net loss to cash used in operating activities
Depreciation and Amortization	79,187	9,999	89,186
Decrease in Deferred Financing Cost	2,441		2,441
Derivative Expense	122,289		122,289
Change in Accounts Receivable	99,635		99,635
Change in Other Assets	(5,000)		(5,000)
Change in Current Liabilities and Deferred Revenue	(100,931)	(2,153)	(103,084)

Net cash provided by (used for) operating activities	137,133		137,133

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

	Three Months Ending 9/30/2010	Nine Months Ending 9/30/2010

Revenue	$ 153,492	463,019

Operating Expenses
General and Administrative	164,663	462,971
Depreciation and Amortization	22,202	52,043
Other Operating Expense	-	-
Total Operating Expense	186,865	515,014

Operating Loss	(33,373)	(51,995)

Other Income and Expense
Interest Income	12	58
Interest Expense	(6,102)	(18,626)
Total Other Income and Expense	(6,090)	(18,568)

Net Loss	(39,463)	(70,563)

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

We had depreciation and amortization expense of $31,623 for the three months ended September 30, 2011 compared to $22,854 for the three months ended September 30, 2010, an increase of $8,769 or 28% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the three months ended September 30, 2011 were $193,118, compared to $93,779 for the three months ended September 30, 2010, an increase of $99,339 or 106% from the prior period.

We had operating income of $12,606 for the three months ended September 30, 2011 compared to operating loss of $6,588 for the three months ended September 30, 2010, an increase of $19,194 or 291% from the prior period.  The increase in operating income is due to the company recognizing income that was deferred in prior periods and to the increase in income received from the company’s acquired subsidiaries.

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

We had a net loss of $121,789 for the three months ended September 30, 2011 compared to a net loss of $12,119 for the three months ended September 30, 2010, an increase in net loss of $109,670 or 905% from the prior period.  The increase in net loss is due to the company recognizing derivative expense in the current period.

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

We had depreciation and amortization expense of $91,626 for the nine months ended September 30, 2011 compared to $52,043 for the nine months ended September 30, 2010, an increase of $39583 or 76% from the prior period.  This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions, as described above.

Total operating expenses for the nine months ended September 30, 2011 were $553,824, compared to $272,853 for the nine months ended September 30, 2010, an increase of $280,971 or 103% from the prior period.

We had operating income of $92,199 for the nine months ended September 30, 2011 compared to operating loss of $3,521 for the nine months ended September 30, 2010, an increase of $95,720 or 2719% from the prior period.  The increase in operating income was mainly due to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy and sales generated by the company’s newly acquired subsidiaries.

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

We had a net loss of $68,334 for the nine months ended September 30, 2011 compared to a net loss of $20,893 for the nine months ended September 30, 2010, an increase in net loss of $47,441 or 227% from the prior period.  The increase in net loss is mainly attributable to the sales generated by the Company which were deferred and the company recognizing derivative expense in the current period.

LIQUIDITY AND CAPITAL RESOURCES

We had total current assets of $308,469 as of September 30, 2011, consisting of cash of $98,003, accounts receivable of $194,897, other current assets of $13,252 and current deferred financing costs of $2,317.

We had non-current assets of $785,553 as of September 30, 2011, consisting of property and equipment, net of accumulated depreciation of $184,187; intangible assets, net of accumulated amortization of $534,446, and goodwill resulting from the purchase of IntelliSys of $53,588.

We had total current liabilities of $632,015 as of September 30, 2011, consisting of $113,085 of accounts payable and accrued liabilities, $204,659 of deferred revenues, $46,537 of the current portion of capitalized leases, $122,289 of derivative liability and $145,445 of the current portion of notes payable.

We had negative working capital of $323,546 and a total accumulated deficit of $1,939,539 as of September 30, 2011.

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

We had net cash provided by operating activities of $137,133 for the nine months ended September 30, 2011, which was mainly due to $(68,334) of net loss, depreciation and amortization of $91,627, $99,635 in changes in accounts receivable offset by $5,000 in changes to other current assets and $103,084 of changes to deferred revenue and accounts payable.

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