Form 10-K
period 2011-12-31
Epazz Inc
filed 2012-05-16
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
Yes [ ] No [X]

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
Yes [ ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,217,932.

There were 31,975,550 shares of the registrant's class A common stock outstanding as of May 14, 2012.

PART I
ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "risk factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as otherwise provided by law. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2011. As used herein, the “Company,” “Epazz,” “we,” “us,” “our” and words of similar meaning refer to Epazz, Inc., and include Epazz’s wholly owned subsidiaries, Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI”), Intellisys, Inc., a Wisconsin corporation ("IntelliSys"), K9 Bytes, Inc., an Illinois corporation (“K9 Bytes”) and MS Health, Inc., an Illinois corporation (“MS Health”) unless otherwise stated, or the context suggests otherwise.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements include the following:

•	volatility or decline of our stock price;
•	low trading volume and illiquidity of our common stock, and application of the SEC’s penny stock rules;
•	potential fluctuation in quarterly results;
•	our failure to earn revenues;
•	material defaults on monetary obligations owed us, resulting in unexpected losses;
•	dissipation of existing assets and failure to acquire or grow a new business;
•	litigation, disputes and legal claims involving outside parties;
•	risks related to our ability to be listed on a national securities exchange and meeting listing requirements;
•	risks related to our recently announced acquisition, our ability to finance the acquisition;
•	risks associated with our ability to raise necessary capital to continue as a going concern; and
•	other risks set forth below under “risk factors” and included from time to time in our filings with the Commission.

We have based these forward-looking statements on our current expectations and assumptions about future events. While our management considers these expectations and assumptions to be reasonable, they are inherently subject to significant business, economic, competitive, regulatory and other risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. You should consider carefully the statements in “Item 1A. Risk Factors” and other sections of this report, which describe factors that could cause our actual results to differ from those set forth in the forward-looking statements.

Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the United States Securities and Exchange Commission (the “SEC”) which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

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

Professional Resource Management, Inc. and Desk Flex, Inc., Wholly Owned Subsidiaries

Professional Resource Management, Inc. was incorporated under the laws of Illinois in June 1985. On or around December 31, 1997, Professional Resource Management, Inc. established a wholly-owned subsidiary, PRM Transfer Corp. On or around December 31, 1997, Professional Resource Management, Inc., PRM Transfer Corp. and Arthur Goes entered into a Reorganization Agreement, whereby Professional Resource Management, Inc. transferred all of its assets and liabilities to PRM Transfer Corp., with the exception of those assets pertaining to its proprietary source code or software product, Desk/Flex. Also pursuant to the Reorganization Agreement, Professional Resource Management, Inc. amended its corporate charter to change its name to Desk Flex, Inc. (“DFI”), and PRM Transfer Corp. amended its charter to change its name to Professional Resource Management, Inc. (“PRMI”).

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

Asset Purchase – AutoHire Software

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

IntelliSys, Inc., Wholly-Owned Subsidiary

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys. Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and
(b)	The Company provided Mr. Prahl with a 6% Promissory Note in the amount of $50,000 (the “IntelliSys Note”).

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

Revenue for the Relevant Year	Earn-Out
$-0- to $350,000	$-
$350,000 to $380,000	$6,675
$380,000 to $395,000	$10,012
$395,000 or more	$13,350

Provided that in no event shall the total amount payable to Mr. Prahl in connection with the Earn-Out exceed $13,350 per year or $40,050 in aggregate.

K9 Bytes, Inc., Wholly-Owned Subsidiary

On October 26, 2011, the Company, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Bytes”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Florida” and the “Purchase Contract”). Pursuant to the Purchase Contract, the Company purchased all of K9 Florida’s assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, and goodwill in consideration for an aggregate of $205,000, of which $5,000 was paid in cash, $169,750 was financed using a small business loan and $30,750 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”). The Company did not purchase and K9 Florida agreed to retain and be responsible for any and all liabilities of K9 Florida. K9 Bytes focuses on core application areas related to pet care: pet boarding, daycare, grooming, training, and other pet care services (including dog walking and pet sitting). K9 Bytes products also include retail inventory and point of sale capabilities; including credit and debit card processing, collar printers, digital signature tablets, and biometric/fingerprint identification hardware.

Recent Events

Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

MSHSC developed and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services. With CMHCi, an organization will realize the benefits of increased efficiency, accountability, and productivity. CMHCi offers server-based, internet, and secure cloud computing enabling the user to access information as required. By maintaining a complete electronic client record, including data collection and reporting across multiple programs, locations, episodes of care, and service providers, CMHCi helps eliminate redundant record keeping. The scheduler component tracks client, staff, and group appointments. Easy to use, it interfaces seamlessly with service authorization tracking, service history, and billing. The integrated financial reporting component provides the basis for an efficient and comprehensive accounting system, including electronic claims and remittance, third party insurance, and client, municipality, and grantor billing.

In connection with the Asset Purchase, the shareholders of MSHSC and the Company (through MS Health) entered into a Covenant Not to Compete; Consulting Agreement, Non-Competition and Consulting Agreement, pursuant to which the shareholders of MSHSC agreed to provide consulting services to the Company for a period of six months following closing. Pursuant to the agreement, the shareholders of MSHSC agreed not to compete against the Company for two years from the closing of the acquisition.

Recent Debt Financing

Convertible Debt Funding
May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $50,000 (the “Convertible Note”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to the greater of (i) $0.00009 per share; and (ii) 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to such conversion date.  In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full.  The Convertible Note, which accrues interest at the rate of 8% per annum, was payable, along with interest thereon on February 28, 2012 and is currently in default. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision.  During the year ended December 31, 2011, the Company issued a total of 451,977 shares pursuant to debt conversion of $8,000 of outstanding principal amount of the Convertible Note.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the Convertible Note described in the paragraph above (collectively the “Convertible Notes”), except that the maturity date of such note was March 30, 2012. The June 28, 2011 Convertible Note was not paid prior to its maturity date and is currently in default.

The Company received additional funds drawn on a previously outstanding line of credit in the amount of $19,200, along with repayments on the line of credit totaling $13,904 during the three months ending March 31, 2012.

On January 3, 2012, Deskflex received additional financing of $30,672 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $14,627 as of December 31, 2011, less principal payments of $299 paid prior to the amendment in 2012, by an additional $30,672 resulting in total indebtedness of $45,000. The revised loan terms include daily repayments of $289 over a 9 month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 13, 2012, Deskflex received $25,000 in association with a $25,750 loan from Accion Chicago. The loan carries an interest rate of 11% per annum, is due in 35 monthly installments of $843 ending on February 20, 2015 and was personally guaranteed by our CEO, Shaun Passley.

On February 23, 2012, the Company received a $50,000 line of credit from PNC Bank that carries a 4.25% annual interest rate.

On March 23, 2012, the Company executed a $100,000 promissory note as part of the purchase of MS Health, payable in monthly installments of $1,110 payable monthly beginning on the first day of the month two years after the effective date. The “MSHC Note” is described in greater detail above under “Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012”.

On March 28, 2012, MS Health and Epazz took out a Small Business Administration (“SBA”) loan in the amount of $360,800 Small Business Administration (“SBA Loan”) loan, bearing interest at fixed and variable rates to finance the acquisition of MS Health. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The “SBA Loan” referenced in the Asset Purchase Agreement disclosure above.

Our Products

The Company currently offers seven primary product lines. The Epazz BoxesOS v3.0 product is offered through Epazz, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc., the AutoHire software is offered through Epazz, Inc., IntelliSys offers the Integrated Plant Management Control (“IPMC”) software product, K9 Bytes offers a series of Point of Sale software products for pet care, boarding and retail pet stores and as described above, subsequent to December 31, 2011, the Company offers products from MS Health.

Epazz BoxesOS v3.0

Epazz BoxesOS v3.0 (Web Infrastructure Operating System) is the Company's flagship product. It is the core package of Epazz, Inc.’s products and services. Epazz BoxesOS integrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

Services include:
•	Single sign-on: Provides a powerful single-sign-on with security procedure to protect users' information and identity.
•	Course Management System: Manage distance, traditional courses and Calendar.
•	Enterprise Web Site Content Management: Manage public sites with multi contributors.
•	Integration Management Services: Integrated into Enterprise Resource Planning (“ERP”) and Mainframes.
•	Email Management: Email server and web client.
•	Instant Messenger Services: Instant messaging and alerts.
•	Customer Relationship Management: Prospective students and alumni.
•	Calendar/Scheduler Management: Event directory, groupware, and personal calendar.
•	Administrative Support Services: Online payment services.
•	Business Services: Facility Management and Online Bookstore.

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

By attaching interactive questions to job opportunities, posted clients can collect information not typically presented in a resume. The additional information can often replace the initial interview process. Questions can be multiple choice or narrative.

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

MaintenanceView

MaintenanceView provides the traditional functionality of a comprehensive maintenance management system including:

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

K9 Bytes Software

K9 Bytes develops and sells point of sale (“POS”) software products that focus on core application areas related to pet care: pet boarding, daycare, grooming, training, and other pet care services (including dog walking and pet sitting). K9 Bytes products include scheduling, billing, retail inventory and general POS capabilities; including credit and debit card processing, collar printers, digital signature tablets, and biometric/fingerprint identification hardware.

MS Health Software

MSHSC developed and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services. With CMHCi, an organization will realize the benefits of increased efficiency, accountability, and productivity. CMHCi offers server-based, internet, and secure cloud computing enabling the user to access information as required. By maintaining a complete electronic client record, including data collection and reporting across multiple programs, locations, episodes of care, and service providers, CMHCi helps eliminate redundant record keeping. The scheduler component tracks client, staff, and group appointments. Easy to use, it interfaces seamlessly with service authorization tracking, service history, and billing. The integrated financial reporting component provides the basis for an efficient and comprehensive accounting system, including electronic claims and remittance, third party insurance, and client, municipality, and grantor billing.

Sales & Marketing

Epazz uses telemarketing and email campaigns to meet with key decision makers in order to demonstrate the significant customer satisfaction, cost savings, and revenue enhancement benefits they can realize by using the Epazz systems.

Epazz plans to contract with independent sales representatives as independent contractors for IT sales. Independent representatives are independent contractors who work on a performance basis and are located throughout the United States. Epazz will pay commission on sales. Since the sales teams will be independent and not employees of Epazz we do not plan to pay such sales representatives salaries, travel expenses or office expenses. Furthermore, we believe that we will be able to enter into more markets at less cost allowing us to invest more in product development.

Research and Development

The Company has spent not spent resources on research and development activities for the fiscal years ended December 31, 2011 and December 31, 2010.

Employees

We currently employ five (5) full-time employees. Three of those employees are provided to us by Administaff Companies II, L.P. (“Administaff”), with whom we have a client service agreement.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, including those of our wholly owned subsidiaries DFI, PRMI, Intellisys, K9 Bytes and MS Health, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

RISKS RELATED TO OUR BUSINESS

We owed a total of $1,571,917 in liabilities as of December 31, 2011. We will need to raise additional funds to repay our obligations and continue our operations, and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2011, we had $1,571,917 in liabilities and owed approximately $1,104,887 in outstanding notes payable, which included $61,331 owed on our capital leases; $404,401 owed to our Chief Executive and other related parties; a total of $64,522 owed on two convertible debentures, and $574,633 owed to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. Our cash on hand is sufficient to fund operations for the next six months. We will need to raise additional funds to continue to operate as a going concern.

We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2012 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights. In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Notes payable in connection with the acquisition of IntelliSys, due to a third party lender, due in connection with K9 Bytes acquisition and due in connection with the MS Health acquisition are secured by a security interest in substantially all of the assets of the Company.

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at the Company’s expense, to grant a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Third Party Note (described below). On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”). The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum). The Company agreed to repay the Third Party Lender Note at the rate of $2,054 per month, beginning in November 2010. The Third Party Lender Note is due and payable on September 30, 2020. The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement. Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and director, related parties, PRMI and DFI. The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley. Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note. An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

On October 26, 2011, the Company purchased all of K9 Florida’s assets in consideration for an aggregate of $205,000, of which $5,000 was paid in cash at the closing, $169,750 was financed using a small business loan and $30,750 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”). The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due.  The repayment of the K9 Note is secured by all of the securities of K9 Bytes, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender, as a result of the SBA Loan described below, has a first priority security interest to such securities.  The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

We raised the funds paid to K9 Florida in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Bytes from the Third Party Lender (the “SBA Loan”).  The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes and the Company, 100% of the outstanding capital of K9 Bytes which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.  A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $175,000 was used to pay K9 Florida the cash amount due pursuant to the terms of the Purchase Contract and $50,000 of such loan amount was made available for working capital for the Company and K9 Bytes.

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA Loan”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

If we default on the repayment of the notes described above the holders of such notes may enforce their security interest over the assets of the Company or its subsidiaries which secure the repayment of such notes, and we could be forced to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

We have a history of losses which may continue and may negatively impact our ability to achieve our business objectives.

We incurred a net loss of $336,862 for the fiscal year ended December 31, 2011 and accumulated losses of $2,208,067 from March 2000 (inception) to December 31, 2011, in addition to having negative working capital of $886,834 at December 31, 2011. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the software development industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to increase our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

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

Shares eligible for future sale may have an adverse effect on the market price of our common stock by creating an excessive supply. We currently plan to raise additional funding through the sale of debt or equity securities in the future, which would cause a significant increase in the number of outstanding shares which we currently have, and would cause immediate and substantial dilution to our existing shareholders. Additionally in the future, shareholders, including our President and Chief Executive Officer, and any shareholders who purchase shares in the future may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, if the Company remains a reporting company, a non “affiliate” stockholder (or stockholders whose shares are aggregated) who has satisfied a six month holding period may sell their securities free of any volume limitations. Rule 144 also permits, under certain circumstances, the sale of securities, with certain volume limitations, by an affiliate, if the Company is a reporting company, the “affiliate” has held such shares for six months, and the Company continues to file periodic reports with the commission. The rules are different however for non-reporting companies in that non-“affiliate” and “affiliate shareholders must hold their securities for at least a year, and no sales by “non-affiliates” are able to be made unless certain requirements are met, including, but not limited to that there is current public information available regarding the Company and the “affiliate” complies with the applicable volume limitations. The disclosures in this paragraph assume for all purposes that the Company is not a “shell company” or former “shell company” as described in Rule 144. Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

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

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions the expansion of our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and engage qualified employees and consultants, or retain valued employees and consultants; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our financial condition and results of operations may be materially adversely affected.

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

Our future operating results may vary from our past operating results, are difficult to predict and may vary from year to year due to a number of factors. Many of these factors are beyond our control. These factors include:

•	the potential delay in recognizing revenue from transactions due to revenue recognition rules which we must follow;
•	customer decisions to delay implementation of our products;
•	any seasonality of technology purchases;
•	demand for our products, which may fluctuate significantly;
•	the timing of new product introductions and product enhancements by both us and our competitors;
•	changes in our pricing policy; and
•	the publication of opinions concerning us, our products or technology by industry analysts.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI, IntelliSys, K9 Bytes, MS Health and our purchase of the AutoHire Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

•	we have limited experience acquiring or making investments in complementary companies, products, services and technologies;
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

Our securities have been approved for quotation on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “EPAZ,” however; there is currently only a limited market for our securities. If there is a market for our common stock in the future, we anticipate that such market would continue to be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate new revenues;
•	increased competition; and
•	conditions and trends in the market for organizational software.

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

The conversion price of the $71,500 in currently outstanding Convertible Notes (principal only), which notes are currently in default, is equal to the greater of (i) $0.00009 and (ii) 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

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

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at the greater of (i) $0.00009 and (ii) a discount to market of 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date, and such discount to market provides the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holder will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at a conversion price equal to the greater of (i) $0.00009 and (ii) 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holder of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at a conversion price equal to the greater of (i) $0.00009 and (ii) 59% of the average of the five lowest trading prices of the Company’s common stock during the ten trading days prior to any conversion date. The significant downward pressure on the price of our common stock as the holder of the Convertible Notes converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

We cannot predict our future revenue with certainty because of many factors outside of our control. A significant revenue or profit decline, lowered forecasts or volatility in our operating results could cause the market price of our common stock to decline substantially. Factors that could affect our revenue and operating results include the following:

•	the possibility that our future customers may cancel, defer or limit purchases as a result of reduced information technology budgets;
•	the possibility that our future customers may defer purchases of our software applications in anticipation of new software applications or updates from us or our competitors;
•	the ability of the Company or its distributors to meet their sales objectives;
•	market acceptance of our new applications and enhancements;
•	our ability to control expenses;
•	changes in our pricing and distribution terms or those of our competitors;
•	the demands on our management, sales force and services infrastructure as a result of the introduction of new software applications or updates; and
•	the possibility that our business will be adversely affected as a result of the threat of terrorism or military actions taken by the United States or its allies.

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

Shaun Passley beneficially owns approximately 72% of our Class A Common Stock, and 100% of our Class B Common Stock, which is entitled to 100 votes per share, which represents approximately 81% of our aggregate outstanding voting stock. Mr. Passley, as majority shareholder, sole director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

If we are late in filing our Quarterly or Annual Reports with the Securities and Exchange Commission or a market maker fails to quote our common stock on the Over-The-Counter Bulletin Board for a period of more than four days, we may be de-listed from the Over-The-Counter Bulletin Board.

Pursuant to Over-The-Counter Bulletin Board (“OTCBB”) rules relating to the timely filing of periodic reports with the Securities and Exchange Commission (“SEC”), any OTCBB issuer which fails to file a periodic report (Form 10-Q or 10-K) by the due date of such report three times during any 24 month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of de-listing. Additionally, if a market maker fails to quote our common stock on the OTCBB for a period of more than four consecutive days, we will be automatically delisted from the OTCBB. As we were late in filing our Form 10-Q for the period ended September 30, 2011 and this Form 10-K for the year ended December 31, 2011, if we are late in our filings one additional time prior to September 30, 2013, or three times in any subsequent 24 month period we will be de-listed from the OTCBB. If our shares are de-listed, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than legally required, we have not yet adopted these measures.

Because our sole director is not an independent director, we do not currently have independent audit or compensation committees. As a result, our sole director has the ability to, among other things; determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and any potential investors may be reluctant to provide us with funds necessary to expand our operations.

We intend to comply with all corporate governance measures relating to director independence as and when required. However, we may find it very difficult or be unable to attract and retain qualified officers, directors and members of board committees required to provide for our effective management as a result of the Sarbanes-Oxley Act of 2002. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may make it more costly or deter qualified individuals from accepting these roles.

Due to the fact that we are a public reporting company we will incur significant increased costs in connection with compliance with Section 404 of the Sarbanes Oxley Act, and our management will be required to devote substantial time to new compliance initiatives.

As a publicly reporting company we will incur significant legal, accounting and other expenses, including expenses in connection with various new requirements on public companies imposed by the Sarbanes Oxley Act of 2002 (the “Sarbanes Oxley Act”).  Additionally, our management and other personnel need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses (similar to those weakness identified by our management as discussed in this report), the market price of our stock could decline, and we could be subject to penalties or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Investors may face significant restrictions on the resale of our common stock due to federal regulations of penny stocks.

As our common stock is listed on the OTC Bulletin Board, it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 309 W. Washington Street Chicago, IL 60606. The executive offices represent approximately 994 square feet. We occupy this space under a lease agreement between Epazz, Inc. and Washington-Franklin, LLC which has a three year and three month term that began on April 10, 2010 and ends on June 30, 2013. The monthly rent under the lease is $1,532 for the first year, $1,579 for the second year, and $1,626 for the third year. The lease may be cancelled by the landlord with ninety (90) days prior written notice.

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

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock has been quoted on the Over-the-Counter Bulletin Board under the symbol "EPAZ" since January 24, 2008. As of May 14, 2012, the Company had 31,975,550 shares of Series A Common Stock outstanding held by approximately 51 shareholders of record.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The source of these quotations is the OTCBB Trade Activity Report. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2011:

Fourth Quarter (Quarter ended December 31, 2011)	$0.080	$0.030
Third Quarter (Quarter ended September 30, 2011)	$0.130	$0.010
Second Quarter (Quarter ended June 30, 2011)	$0.100	$0.020
First Quarter (Quarter ended March 31, 2011)	$0.060	$0.010

FISCAL YEAR ENDED DECEMBER 31, 2010:

Fourth Quarter (Quarter ended December 31, 2010)	$0.040	$0.014
Third Quarter (Quarter ended September 30, 2010)	$0.150	$0.034
Second Quarter (Quarter ended June 30, 2010)	$0.170	$0.030
First Quarter (Quarter ended March 31, 2010)	$0.098	$0.047

(b) Holders of Common Stock

As of May 14, 2012, the Company had 31,975,550 shares of Class A Common Stock outstanding held by approximately 51 shareholders of record. As of May 14, 2012, the closing price of the Company's shares of common stock was $0.0095 per share. Island Stock Transfer Company (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

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

As of May 14, 2012, the Company had 2,500,000 shares of Series B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Series B Common Stock.

(c) Dividends

Epazz has never declared or paid dividends on its Common Stock. Epazz intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on Epazz's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

Common Stock

On December 7, 2011, the Company issued 451,977 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $8,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 13, 2012, the Company issued 1,075,269 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $8,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

The Company claims an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients were either (a) “accredited investors” and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Act. No underwriters or agents were involved in the foregoing issuances and the Company paid no underwriting discounts or commissions.

ITEM 6. SELECTED FINANCIAL DATA

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS:

The following discussion of our financial condition and plan of operations should be read in conjunction with our financial statements and the related notes, and the other financial information included in this report. This Management’s Discussion and Analysis or Plan of Operations describes the matters Epazz considers to be important to understanding Epazz’s history, technology, current position, financial condition and future plans. Our fiscal year begins on January 1 and ends on December 31.

The following discussion includes forward looking statements and uncertainties, including plans, objectives, goals, strategies, financial projections as well as known and unknown uncertainties. The actual results of our future performance may differ materially from the results anticipated in these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement.

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

Results of Operations for the Years Ended December 31, 2011 and December 31, 2010:

	For the Years Ended
	December 31,		Increase /
	2011	2010	(Decrease)
Revenues	$735,972	$705,005	$30,967

General and administrative	719,719	404,619	315,100
Depreciation and amortization	177,031	106,414	70,617

Total Operating Expenses	896,750	511,033	385,717

Net Operating Income (Loss)	(160,778)	193,972	(354,750)

Total other income (expense)	(176,084)	(73,187)	102,897

Net Income (Loss)	$(336,862)	$120,785	$(457,647)

Revenue:

For the year ended December 31, 2011 we had revenue of $735,972 compared to revenue of $705,005 for the year ended December 31, 2010, an increase of $30,967 or 4% from the prior period. The increase in revenues is mainly attributable to the sales generated by the Company which were deferred that are now being recognized in accordance with the Company’s revenue recognition policy. The increase is also attributable to the sales generated by our newly acquired subsidiaries.

General and Administrative:

General and administrative expenses increased by $315,100 or 78% to $719,719 for the year ended December 31, 2011 compared to general and administrative expense of $404,619 for the year ended December 31, 2010. The increase in general and administrative expense is due mainly to the increase in expenses from our newly acquired subsidiaries.

Depreciation and Amortization:

We had depreciation and amortization expense of $177,031 for the year ended December 31, 2011 as compared to $106,414 for the year ended December 31, 2010, an increase of $70,617 or 66% from the prior period. This increase is due to the depreciation and amortization related to newly acquired assets, primarily related to additional amortization on the fair market value of intangible assets acquired with our recently acquired subsidiaries.

Net Operating Income (Loss):

Total operating expenses for the year ended December 31, 2011 were $896,750, compared to $511,033 for the year ended December 31, 2010, an increase of $385,717 or 75% from the prior period. We had operating losses of $160,778 for the year ended December 31, 2011 compared to operating income of $193,972 for the year ended December 31, 2010, a decrease in operating income of $354,750, or 183%, from the prior period. The increase in operating loss from operating income in the comparative period was mainly due to additional costs related to servicing our newly acquired subsidiaries and the recognition of associated amortization costs on the assets acquired therewith.

Other Income (Expense):

Interest income was $29 for the year ended December 31, 2011 compared to $157 for the year ended December 31, 2010, a decrease of $128, or 82% from the prior period. Interest income decreased due to having less cash on hand in interest bearing accounts during 2011.

Interest expense was $176,113 for the year ended December 31, 2011 compared to $73,344 for the year ended December 31, 2010, an increase of $102,769 or 140% from the prior period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as $50,551 of finance costs related to the amortized discount on beneficial conversion features included in two of our outstanding debts that were not outstanding as of December 31, 2010.

Net Income (Loss):

We had a net loss of $336,862 for the year ended December 31, 2011 compared to net income of $120,785 for the year ended December 31, 2010, a decrease in net income of $457,647, or 379%, from the prior period. The decrease in net income, resulting in a net loss for the year ending December 31, 2011, was mainly due to additional costs on servicing our newly acquired subsidiaries and the recognition of associated amortization costs on the assets acquired and additional interest expense on debts incurred to obtain those subsidiaries and related assets.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2011 compared to December 31, 2010.

	December 31, 2011	December 31, 2010
Total Assets	$1,035,222	$1,208,437

Total Liabilities	$1,571,917	$1,481,799

Accumulated (Deficit)	$(2,208,067)	$(1,871,205)

Stockholders’ Equity (Deficit)	$(536,695)	$(273,362)

Working Capital (Deficit)	$(886,834)	$(477,998)

We had total current assets of $172,199 as of December 31, 2011, consisting of cash of $12,668, accounts receivable of $148,418, and other current assets of $11,113.

We had non-current assets of $863,023 as of December 31, 2011, consisting of $145,593 of property and equipment, net of accumulated depreciation and amortization of $207,324; intangible assets of $576,598, net of accumulated amortization of $194,122, and goodwill of $140,832 related to the purchase of the Company’s subsidiaries.

We had total current liabilities of $1,059,033 as of December 31, 2011, consisting of $41,430 of accounts payable, $102,572 of accrued expenses, $323,028 of deferred revenues, current portion of capitalized leases in the amount of $47,515, and current maturities on notes payable in the amount of $544,488.

We had negative working capital of $886,834 and a total accumulated deficit of $2,208,067 as of December 31, 2011.

We had total liabilities of $1,571,917 as of December 31, 2011, which included total current liabilities of $1,059,033 and long-term notes payable, net of current portion of $499,068 and long-term portion of capitalized leases of $13,816.

We had net cash provided by operating activities of $110,161 for the year ended December 31, 2011, which was primarily due to a decrease of $89,291 in accounts receivable, $50,551 of amortization of discount on convertible notes payable, $80,047 of amortization of intangible assets, $96,984 of depreciation and amortization and $82,306 of bad debt expense, offset by $336,862 of net loss.

We had $5,000 of net cash used in investing activities for the year ended December 31, 2011, which related to the non-financed portion of the Company’s recent business acquisitions.

We had $133,106 of net cash used in financing activities during the year ended December 31, 2011, which represented proceeds from notes payable and convertible debts of $222,261, repayments on long term debts of $308,603 and principal payments on capital leases of $46,764.

Recent financing activities

Fourth quarter of 2011:

Pursuant to an asset purchase agreement on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,750 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.

On November 7, 2011, DeskFlex entered into a $20,000 note payable agreement with On Deck Capital, which matured on March 7, 2012. Payments of $183 are due daily on the loan. The Company paid total initial fees of $500 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $183. The total payments due on the loan equate to an annual interest rate of 18%.

First quarter of 2012:

The Company received additional funds drawn on a previously outstanding line of credit in the amount of $19,200, along repayments on the line of credit totaling $13,904 during the three months ending March 31, 2012.

On January 3, 2012, Desk Flex, Inc. received additional financing of $30,672 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $14,627 as of December 31, 2011, less principal payments of $299 paid prior to the amendment in 2012, by an additional $30,672 resulting in total indebtedness of $45,000. The revised loan terms include daily repayments of $289 over a 9 month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 13, 2012, Desk Flex, Inc, received $25,000 in association with a $25,750 loan from Accion Chicago. The loan carries an interest rate of 11%, is due in 35 monthly installments of $843 ending on February 20, 2015 and was personally guaranteed by our CEO, Shaun Passley.

On February 23, 2012, the Company received a $50,000 line of credit from PNC Bank that carries a 4.25% interest rate.

On March 23, 2012, the Company executed a $100,000 promissory note as part of the purchase of MS Health, payable in monthly installments of $1,110 payable monthly beginning on the first day of the month two years after the effective date. The “MSHC Note” is described in greater detail above under “Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012”.

On March 28, 2012, MS Health and Epazz Inc. took out a Small Business Administration (“SBA”) loan in the amount of $360,800, bearing interest at fixed and variable rates to finance the acquisition of MS Health. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The “SBA Loan” is described in greater detail above under “Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012”.

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

Critical Accounting Policies:

The establishment and consistent application of accounting policies is a vital component of accurately and fairly presenting our financial statements in accordance with generally accepted accounting principles in the United States (GAAP), as well as ensuring compliance with applicable laws and regulations governing financial reporting. While there are rarely alternative methods or rules from which to select in establishing accounting and financial reporting policies, proper application often involves significant judgment regarding a given set of facts and circumstances and a complex series of decisions.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
(1)All subsidiaries are wholly-owned subsidiaries.
(2)All entities are in the form of Corporations.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, and K9 Bytes will be collectively referred herein to as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Segment Reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s software products are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the common nature of the products, customers and methods of distribution.

Reclassifications
Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis during the years ended December 31, 2011 and 2010.

Intangible Assets
Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $80,046 and $38,714 for the years ended December 31, 2011 and 2010, respectively.

Goodwill
The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year resulted in no impairment losses.

Deferred Financing Costs
Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. Accumulated amortization at December 31, 2011, and 2010, was $1,861 and $3,334, respectively. Amortization of deferred financing costs charged to operations was $1,772 and $-0- for the years ended December 31, 2011 and 2010, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts
We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $82,306 and $12,976 for the years ended December 31, 2011 and 2010, respectively. The allowance for doubtful accounts was $242,792 and $185,969 for the years ended December 31, 2011 and 2010, respectively.

Beneficial Conversion Features
From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Revenue Recognition
The Company designs and sells various software programs to business enterprises, hospitals and Government and post-secondary institutions. Prior to shipment, each software product is tested extensively to meet Company specifications. The software is shipped fully functional via electronic delivery, but some installation and setup is required. No other entities sell the same or largely interchangeable software.

Installation is a standard process, outlined in the owner's manual, consisting principally of setup, calibrating, and testing the software. A purchaser of the software could complete the process using the information in the owner's manual, although it would probably take significantly longer than it would take the Company’s technicians to perform the tasks. Although other vendors do not install the Company’s software, they do provide largely interchangeable installation services for a fee. Historically, the Company has never sold the software without installation. Most installations are performed by the Company within 7 to 24 days of shipment and are included in the overall sales price of the software. In addition, the customer must pay for support contracts and training packages, depending on their desired level of service. The Company is the only manufacturer of the software and it only sells software on a standalone basis directly to the end user.

The sales price of the arrangement consists of the software, installation, and training and support services, which the customer is obligated to pay in full upon delivery of the software. In addition, there are no general rights of return involved in these arrangements. Therefore, the software is accounted for as a separate unit of accounting.

The Company does not have vendor-specific objective evidence of selling price for the software because it does not sell the software separately (without installation services and support contracts). In addition, third-party evidence of selling price does not exist as no vendor separately sells the same or largely interchangeable software. Therefore, the Company uses its best estimate of selling price when allocating such arrangement consideration.

In estimating its selling price for the software, the Company considers the cost to produce the software, profit margin for similar arrangements, customer demand, effect of competitors on the Company’s software, and other market constraints. When applying the relative selling price method, the Company uses its best estimate of selling price for the software, and third-party evidence of selling price for the installation. Accordingly, without considering whether any portion of the amount allocable to the software is contingent upon delivery of the other items, the Company allocates the selling price to the software, support, and installation.

The Company doesn’t currently provide product warranties, but if it does in the future it will provide for specific product lines and accrue for estimated future warranty costs in the period in which the revenue is recognized.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $-0- and $1,000,000 for the years ended December 31, 2011 and 2010, respectively. The $1,000,000 of stock based compensation recognized during 2010 was granted in advance and will be earned and expensed beginning in the third quarter of 2012.

Uncertain Tax Positions
Effective January 1, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2011 the Company had no uncertain tax positions.

Recently Issued Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EPAZZ, INC.

We have audited the accompanying consolidated balance sheet of Epazz, Inc. (the "Company") as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Epazz, Inc. as of December 31, 2010, were audited by other auditors whose report dated April 15, 2011, except for Note 3 to the consolidated financial statements, which was dated April 1, 2012, included an explanatory paragraph that described the substantial doubt regarding the Company's ability to continue as a going concern discussed in Note 2 to the consolidated financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2011, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $(2,208,067) and a working capital deficit of $(886,834), which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 3, the Company has restated its 2010 consolidated financial statements to correct errors in the consolidated financial statements.

/s/ M&K CPAS, PLLC

http://www.mkacpas.com
Houston, Texas
May 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
 Stockholders of Epazz, Inc.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. as of December 31, 2010 and the related consolidated statements of income, stockholders’ deficit, and cash flows for the year ended December 31, 2010. Epazz Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz Inc. as of December 31, 2010, and the results of its operations and its cash flows for year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 3, the company has restated the 2010 consolidated financial statements to correct errors in the consolidated financial statements.

/s/Lake & Associates CPA’s LLC Lake & Associates, CPA’s LLC Schaumburg, Illinois April 15, 2011 Except Note 3 April 1, 2012

EPAZZ, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010
Assets		(Restated)
Current assets:
Cash	$12,668	$40,613
Accounts receivable, net	148,418	294,532
Other current assets	11,113	11,885
Total current assets	172,199	347,030

Property and equipment, net	145,593	241,174
Intangible assets, net	576,598	566,645
Goodwill	140,832	53,588

Total assets	$1,035,222	$1,208,437

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$41,430	$51,960
Accrued expenses	102,572	101,977
Deferred revenue	323,028	266,891
Current maturities of capital lease obligations payable	47,515	46,764
Current maturities of notes payable, related parties	404,401	246,316
Convertible debt, net of discount of $14,978	64,522	-
Current maturities of long term debt	75,565	111,120
Total current liabilities	1,059,033	825,028

Capital lease obligations payable, net of current maturities	13,816	61,331
Notes payable, related parties, net of current maturities	-	296,103
Long term debt, net of current maturities	499,068	299,337
Total liabilities	1,571,917	1,481,799

Stockholders' equity (deficit):
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized ,
30,900,281 and 30,448,304 shares issued and outstanding, respectively	309,003	304,483
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid in capital	2,337,369	2,268,360
Stockholders' receivable, consisting of 25,000,000 shares	(1,000,000)	(1,000,000)
Accumulated deficit	(2,208,067)	(1,871,205)
Total stockholders' equity (deficit)	(536,695)	(273,362)

Total liabilities and stockholders' equity (deficit)	$1,035,222	$1,208,437

The accompanying notes are an integral part of these financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2011	2010
		(Restated)
Revenue	$735,972	$705,005

Expenses:
General and administrative	719,719	404,619
Depreciation and amortization	177,031	106,414
Total operating expenses	896,750	511,033

Net operating income (loss)	(160,778)	193,972

Other income (expense):
Interest income	29	157
Interest expense	(176,113)	(73,344)
Total other income (expense)	(176,084)	(73,187)

Net income (loss)	$(336,862)	$120,785

Weighted average number of common shares
outstanding - basic and fully diluted	30,477,933	16,064,732

Net income (loss) per share - basic and fully diluted	$(0.01)	$0.01

The accompanying notes are an integral part of these financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Series A		Series B					Total
	Common Stock		Common Stock		Additional	Stockholders'	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in	Receivable	(Deficit)	(Deficit)

Balance, December 31, 2009	5,448,304	$54,483	2,500,000	$25,000	$1,518,360	$-	$(1,991,990)	$(394,147)

Shares issued for services	25,000,000	250,000	-	-	750,000	(1,000,000)	-	-

Net income for the year ended December 31, 2010	-	-	-	-	-	-	120,785	120,785

Balance, December 31, 2010 (Restated)	30,448,304	$304,483	2,500,000	$25,000	$2,268,360	$(1,000,000)	$(1,871,205)	$(273,362)

Shares issued for conversion of debt	451,977	4,520	-	-	3,480	-	-	8,000

Beneficial conversion feature of convertible debt	-	-	-	-	65,529	-	-	65,529

Net (loss) for the year ended December 31, 2011	-	-	-	-	-	-	(336,862)	(336,862)

Balance, December 31, 2011	30,900,281	$309,003	2,500,000	$25,000	$2,337,369	$(1,000,000)	$(2,208,067)	$(536,695)

The accompanying notes are an integral part of these financial statements.

EPAZZ, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2011	2010
		(Restated)
Cash flows from operating activities
Net income (loss)	$(336,862)	$120,785
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Bad debts expense	82,306	-
Depreciation and amortization	96,984	106,414
Amortization of intangible assets	80,047	-
Amortization of deferred financing costs	1,772	-
Amortization of discount on convertible notes payable	50,551	-
Decrease (increase) in assets:
Accounts receivable	89,291	(219,999)
Other current assets	(130)	(8,551)
Increase (decrease) in liabilities:
Accounts payable	(10,530)	118,039
Accrued expenses	595	(77,927)
Deferred revenues	56,137	163,603
Net cash provided by operating activities	110,161	202,364

Cash flows from investing activities
Purchase of equipment	-	(303,236)
Acquisition of subsidiaries	(5,000)	(124,682)
Net cash used in investing activities	(5,000)	(427,918)

Cash flows from financing activities
Principal payments on capital lease obligations	(46,764)	-
Proceeds from long term debt, related parties	-	170,371
Repayment of long term debt, related parties	(138,018)	(156,871)
Proceeds from convertible debt	87,500	-
Proceeds from long term debt	134,761	337,019
Repayment of long term debt	(170,585)	(131,627)
Net cash provided by (used in) financing activities	(133,106)	218,892

Net increase (decrease) in cash	(27,945)	(6,662)
Cash - beginning	40,613	47,275
Cash - ending	$12,668	$40,613

Supplemental disclosures:
Interest paid	$111,549	$73,344
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$200,000	$30,815
Beneficial conversion feature on short term debt	$65,529	$-
Value of shares issued for conversion of debt	$8,000	$-

The accompanying notes are an integral part of these financial statements.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business and Organization
Epazz, Inc. (“Epazz” or the “Company”), an Illinois corporation, was formed on March 23, 2000 to create software to help college students organize their college information and resources. The idea behind the Company was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software designed to retain relationships with clients, employees, vendors and partners.

On or about June 18, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Desk Flex, Inc., an Illinois corporation (“DFI”) and Professional Resource Management, Inc., an Illinois corporation (“PRMI” and collectively with DFI, the “Target Companies”) to acquire 100% of the outstanding shares of the Target Companies. Pursuant to the Purchase Agreement, the Company purchased 100% of the outstanding shares of the Target Companies and DFI and PRMI became wholly-owned subsidiaries of the Company.

PRMI and DFI are separate legal entities, but operate in conjunction. PRMI and DFI share office space and certain employees. DFI’s main source of revenue comes from the “Desk/Flex Software” product, which it owns, and PRMI’s main source of revenue comes from the “Agent Power” product line, which it owns. PRMI also acts as the general agent for DFI; however, there is no formal agency agreement between the two companies. DFI developed the Desk/Flex Software (Desk/Flex) to enhance the value of businesses’ real estate investments and modernize their office space. Desk/Flex lets businesses make better use of office space restrictions by enabling employees to instantly access their workstation tools from multiple areas in and outside of the office. Desk/Flex lets employees reserve space in advance or claim space instantly. It adjusts the telephone switch (Private Branch Exchange (PBX)) so that calls ring at the desk du jour, or go directly to voice mail when a worker is not checked in. Desk/Flex is responsive to office size and needs, servicing small to large businesses. Desk/Flex can be configured to administer a single site or multiple sites locally or remotely. Agent Power Software (Agent Power) is PRMI’s software line. Agent Power is a suite of six applications. Each can operate on a stand-alone basis, or can work in conjunction with the other applications. The applications feature workforce management components, which include planning and scheduling; agent adherence; agent performance; automatic call distributor (ACD) group performance; real-time agent status, and info screen. All modules of Agent Power have integration capabilities with Nortel, Avaya, and ROLM ACDs, and the planning and scheduling module works with any modern ACD system.

On July 28, 2010, the Company, approved and authorized a 1:10 reverse stock split of the Company’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect the Company’s outstanding preferred stock, the number of authorized shares of common or preferred stock of the Company, or the par value of the Company’s common or preferred stock. The Company was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split; however, the Company was required to provide FINRA notice of the Reverse Split. FINRA approved the request in August of 2010. The Reverse Split has been retroactively reflected throughout this report unless otherwise stated.

On September 30, 2010, the Company acquired IntelliSys, Inc., doing business as, AutoHire Software, a Florida-based company owned by Igenti, Inc. (“Intellisys”). Intellisys had developed a Web portal infrastructure operating system product called BoxesOSv3.0. BoxesOS creates sources of revenue for Alumni Associations and Non-Profit organizations by utilizing a Web platform to conduct e-commerce and provides e-commerce tools for small businesses to create “my accounts” for their customers. BoxesOS also links a college or university’s resources with the business community by allowing businesses to train their employees by utilizing courseware development from higher education institutions. Epazz BoxesOS v3.0 (Web Infrastructure Operating System) is the Company’s flagship product. Epazz BoxesOS integrates with each organization’s back-end system and provides a customizable personal information system for each stakeholder. Its services include single sign-on, which provides a single-sign-on with security procedure to product users’ information and identity; course management system, which manages distance, traditional courses and calendar; enterprise Website content management, which manages public sites with multi contributors; integration management services, which is integrated into enterprise resource planning (ERP) and mainframes; e-mail management, which is an e-mail server and Web client; instant messenger services, which includes instant messaging and alerts; customer relationship management, which includes prospective students and alumni; calendar/scheduler management, which includes event directory, groupware, and personal calendar; administrative support services, which includes online payment services, and business services, which includes facility management and online bookstore. The AutoHire system provides a tool to power career centers, post job ads to sites and job boards, and to collect resumes online. One feature of the AutoHire system is the interactive question, and online screening and ranking system. The interactive question system provides a means for the client to maintain their own library of questions and to attach selected questions to job opportunities posted. Responses obtained can be used to screen and rank candidates to permit hiring managers to focus their attention on only the most suitable candidates.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 26, 2011, the Company, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc., entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”). Pursuant to the Purchase Contract, the Company purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, and goodwill in consideration for an aggregate of $205,000, of which $5,000 was paid in cash at the closing, $169,250 was financed using a small business loan and $30,750 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”). The Company did not purchase and K9 Bytes agreed to retain and be responsible for any and all liabilities of K9 Bytes. K9 Bytes sells Point of Sale software to retail pet stores throughout the United States.

Basis of Accounting
Our consolidated financial statements are prepared using the accrual method of accounting as generally accepted in the United States of America (U.S. GAAP) and the rules of the Securities and Exchange Commission (SEC).

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
(1)All subsidiaries are wholly-owned subsidiaries.
(2)All entities are in the form of Corporations.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, and K9 Bytes will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

Segment Reporting
FASB ASC 280-10-50 requires annual and interim reporting for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and expenses, and about which separate financial information is regularly evaluated by the chief operating decision maker in deciding how to allocate resources. All of the Company’s software products are considered operating segments, and will be aggregated into one reportable segment given the similarities in economic characteristics among the operations represented by the common nature of the products, customers and methods of distribution.

Reclassifications
Certain amounts in the financial statements of the prior year have been reclassified to conform to the presentation of the current year for comparative purposes.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2011 and 2010.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Equipment is recorded at its acquisition cost, which includes the costs to bring the equipment to the condition and location for its intended use, and equipment is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Furniture and fixtures	5 years
Computers and equipment	3-5 years
Software	3 years
Assets held under capital leases	3-4 years

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the useful lives of the assets due to transfer of ownership after the lease term has expired.

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

Property and equipment are evaluated for impairment whenever impairment indicators are prevalent. The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis during the years ended December 31, 2011 and 2010.

Intangible Assets
Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $80,046 and $38,714 for the years ended December 31, 2011 and 2010, respectively.

Goodwill
The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year resulted in no impairment losses.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Website Development Costs
The Company accounts for website development costs in accordance with ASC 350-50, “Accounting for Website Development Costs” (“ASC 350-50”), wherein website development costs are segregated into three activities:

1)	Initial stage (planning), whereby the related costs are expensed.

2)
Development (web application, infrastructure, and graphics), whereby the related costs are capitalized and amortized once the website is ready for use. Costs for development content of the website may be expensed or capitalized depending on the circumstances of the expenditures.

3)
Post-implementation (after site is up and running: security, training, and administration), whereby the related costs are expensed as incurred. Upgrades are usually expensed, unless they add additional functionality.

The Company didn’t have any capitalized website development costs during the year ended December 31, 2011.

Deferred Financing Costs
Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. Accumulated amortization at December 31, 2011, and 2010, was $1,861 and $3,334, respectively. Amortization of deferred financing costs charged to operations was $1,772 and $-0- for the years ended December 31, 2011 and 2010, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts
We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $82,306 and $12,976 for the years ended December 31, 2011 and 2010, respectively. The allowance for doubtful accounts was $242,792 and $185,969 for the years ended December 31, 2011 and 2010, respectively.

Beneficial Conversion Features
From time to time, the Company may issue convertible notes that may contain an imbedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

Revenue Recognition
The Company designs and sells various software programs to business enterprises, hospitals and Government and post-secondary institutions. Prior to shipment, each software product is tested extensively to meet Company specifications. The software is shipped fully functional via electronic delivery, but some installation and setup is required. No other entities sell the same or largely interchangeable software.

Installation is a standard process, outlined in the owner's manual, consisting principally of setup, calibrating, and testing the software. A purchaser of the software could complete the process using the information in the owner's manual, although it would probably take significantly longer than it would take the Company’s technicians to perform the tasks. Although other vendors do not install the Company’s software, they do provide largely interchangeable installation services for a fee. Historically, the Company has never sold the software without installation. Most installations are performed by the Company within 7 to 24 days of shipment and are included in the overall sales price of the software. In addition, the customer must pay for support contracts and training packages, depending on their desired level of service. The Company is the only manufacturer of the software and it only sells software on a standalone basis directly to the end user.

The sales price of the arrangement consists of the software, installation, and training and support services, which the customer is obligated to pay in full upon delivery of the software. In addition, there are no general rights of return involved in these arrangements. Therefore, the software is accounted for as a separate unit of accounting.

The Company does not have vendor-specific objective evidence of selling price for the software because it does not sell the software separately (without installation services and support contracts). In addition, third-party evidence of selling price does not exist as no vendor separately sells the same or largely interchangeable software. Therefore, the Company uses its best estimate of selling price when allocating such arrangement consideration.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In estimating its selling price for the software, the Company considers the cost to produce the software, profit margin for similar arrangements, customer demand, effect of competitors on the Company’s software, and other market constraints. When applying the relative selling price method, the Company uses its best estimate of selling price for the software, and third-party evidence of selling price for the installation. Accordingly, without considering whether any portion of the amount allocable to the software is contingent upon delivery of the other items, the Company allocates the selling price to the software, support, and installation.

The Company doesn’t currently provide product warranties, but if it does in the future it will provide for specific product lines and accrue for estimated future warranty costs in the period in which the revenue is recognized.

Advertising and Promotion
All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $4,088 and $15,465 for the years ended December 31, 2011 and 2010, respectively.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and Diluted Loss per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the periods presented, there were no outstanding potential common stock equivalents and therefore basic and diluted earnings per share result in the same figure.

Stock-Based Compensation
The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $-0- and $1,000,000 for the years ended December 31, 2011 and 2010, respectively. The $1,000,000 of stock based compensation recognized during 2010 was granted in advance and will be earned and expensed beginning in the third quarter of 2012.

Uncertain Tax Positions
Effective January 1, 2009, the Company adopted new standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2011, the Company had no uncertain tax positions.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income. The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 will become effective for the Company on January 1, 2012. We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(2,208,067), and as of December 31, 2011, the Company’s current liabilities exceeded its current assets by $886,834 and its total liabilities exceeded its total assets by $536,695. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Epazz will require substantial additional funding for continuing research and development, obtaining regulatory approval and for the commercialization of its products. Management expects to be able to raise enough funds to meet its working capital requirements through debt and/or equity financing. There is no assurance that Epazz will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to Epazz. The accompanying financial statements do not include any adjustments that might be necessary should Epazz be unable to continue as a going concern.

Note 3 – Correction of Errors

On April 13, 2012, Epazz, Inc. restated its Form 10-K/A (the “First Amendment”) to its Annual Report for the Annual period ended December 31, 2010, which was filed with the Securities and Exchange Commission (“SEC”) on April 15, 2011 (the “Original Report”) in response to certain issues set forth in our Quarterly Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”). The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011, the six months ended June 30, 2011 and nine months ended September 30, 2011 required restatement in order to correct errors related to the following (which reports have previously been restated):

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary, IntelliSys. Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded. Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition. The Company also determined that it had omitted accrued expenses that should have been recorded on the balance sheet dated December 31, 2010. Accounts payable and accrued expenses have been adjusted to correct this omission.

The Company also determined that it did not properly record stock issued in exchange for services rendered. Accordingly, the stock transaction, which was originally recorded to prepaid expense, has been reclassified to the Company’s equity account.

EPAZZ, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2010	Adjustments	2010
Assets			(Restated)
Current assets:
Cash	$40,013	$600	$40,613
Accounts receivable, net	294,532	-	294,532
Deferred financing cost, current	3,633	-	3,633
Other current assets	8,852	(600)	8,252
Total current assets	347,030	-	347,030

Property and equipment, net	238,010	3,164	241,174
Intangible assets, net	407,944	158,701	566,645
Goodwill	-	53,588	53,588
Prepaid expense	1,000,000	(1,000,000)	-

Total assets	$1,992,984	$(784,547)	$1,208,437

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$51,960	$-	$51,960
Accrued expenses	81,205	20,772	101,977
Deferred revenue	266,891	-	266,891
Current maturities of capital lease obligations payable	46,764	-	46,764
Current maturities of notes payable, related parties	246,316	-	246,316
Current maturities of long term debt	111,120	-	111,120
Total current liabilities	804,256	20,772	825,028

Capital lease obligations payable, net of current maturities	61,331	-	61,331
Notes payable, related parties, net of current maturities	296,103	-	296,103
Long term debt, net of current maturities	299,337	-	299,337
Total liabilities	1,461,027	20,772	1,481,799

Stockholders' equity (deficit):
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 30,448,294 shares issued and outstanding	304,483	-	304,483
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	-	25,000
Additional paid in capital	2,268,360	-	2,268,360
Stockholders’ receivable	-	(1,000,000)	(1,000,000)
Accumulated deficit	(2,065,886)	194,681	(1,871,205)
Total stockholders' equity (deficit)	531,957	(805,319)	(273,362)

Total liabilities and stockholders' equity (deficit)	$1,992,984	$(784,547)	$1,208,437

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When the acquisition of Intellisys was originally recorded, it erroneously included pre-acquisition activity. An adjustment was made to correct this error in the most recently restated reports. On the December 2010 Amended Report the following adjustments were made:

EPAZZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2010	Adjustments	2010
			(Restated)
Revenue	$898,692	$(193,687)	$705,005

Expenses:
General and administrative	638,506	(233,887)	404,619
Depreciation and amortization	106,245	169	106,414
Total operating expenses	744,751	(233,718)	511,033

Net operating income	153,941	40,031	193,972

Other income (expense):
Interest income	25	132	157
Interest expense	(74,408)	1,064	(73,344)
Total other income (expense)	(74,383)	1,196	(73,187)

Net income	$79,558	$41,227	$120,785

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following adjustments were made on the December 2010 Restated Statement of Cash Flows:

EPAZZ, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	As Originally
	Reported		As Restated
	December 31,		December 31,
	2010	Adjustments	2010
			(Restated)
Cash flows from operating activities
Net income (loss)	$79,558	$41,227	$120,785
Adjustments to reconcile net income to
net cash provided by operating activities:
Depreciation and amortization	102,911	169	103,080
Decrease (increase) in assets:
Accounts receivable	(219,999)	15,363	(204,636)
Deferred financing cost	3,334	-	3,334
Other current assets	(8,852)	600	(8,252)
Increase (decrease) in liabilities:
Current liabilities and deferred revenues	260,870	(72,817)	188,053
Net cash provided by operating activities	217,822	(15,458)	202,364

Cash flows from investing activities
Purchase of equipment	(346,338)	43,102	(303,236)
Acquisition of subsidiaries	(153,454)	28,772	(124,682)
Net cash used in investing activities	(499,792)	71,874	(427,918)

Cash flows from financing activities
Proceeds from long term debt, related parties	170,371	-	170,371
Repayment of long term debt, related parties	(156,871)	-	(156,871)
Proceeds from convertible debt	-	-	-
Proceeds from long term debt	392,835	(55,816)	337,019
Repayment of long term debt	(131,627)	-	(131,627)
Net cash provided by financing activities	274,708	(55,816)	218,892

Net increase (decrease) in cash	(7,262)	600	(6,662)
Cash - beginning	47,275	-	47,275
Cash - ending	$40,013	$600	$40,613

Supplemental disclosures:
Interest paid	$24,563	$48,781	$73,344
Income taxes paid	$-	$-	$-

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$-	$30,815	$30,815
Common stock issued in exchange for services
and interest payment on related party debt	$1,000,000	$(1,000,000)	$-

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Business Combinations

Stock Purchase Acquisition – IntelliSys, Inc., September 30, 2010
On September 30, 2010, Epazz acquired 100% of the issued and outstanding shares, including voting rights, and the net assets of IntelliSys in exchange for $155,816. The purchase consisted of a cash payment of $125,000 and an unsecured $30,815 seller financed note payable, bearing 6% payable 10 years from the date of purchase. The purchase resulted in $53,588 of goodwill. The acquisition was intended to expand operations and enable Epazz to take advantage of economies of scale in an effort to increase net income. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

September 30,
2010
Consideration:
Cash paid at closing	$125,000
Seller financed note payable(1)	30,815
Fair value of total consideration exchanged	$155,815

Fair value of identifiable assets acquired and liabilities assumed:
Cash	$319
Accounts receivable	15,362
Fixed assets	5,137
Intangible asset, software	200,000
Total assets	220,818
Accounts Payable	(18,476)
Accrued expenses	(43,974)
Deferred revenue	(28,820)
Notes payable(1)	(27,321)
Total liabilities	(118,591)
Net fair value of assets and liabilities assumed	102,227
Consideration paid in excess of fair value (Goodwill)(2)	$53,588

(1)Consideration included an unsecured $30,815 seller financed note payable, bearing 6% payable 10 years from the date of purchase.

(2)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Note 5 – Asset Purchase Acquisitions

Asset Purchase Acquisition – Igenti, Inc., February 1, 2010

On February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”). The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement. The purchase price for the AutoHire Software was $170,000, of which $120,000 was paid in cash and $50,000 was paid in the form of a promissory note (the “Igenti Note”). The Igenti Note does not bear interest and is payable in monthly installments of $417 per month beginning on May 5, 2010, and ending on May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note, $40,000 is due and payable. The payment of the Igenti Note is secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010. Igenti also guaranteed the Company that the Company will receive at least $173,700 (the “Guaranteed Amount”) in subscription cash receipts from the AutoHire Software during the twelve month period after the sale ending on February 1, 2011. The guaranteed amount was received during the twelve month period.  The balance of the Igenti note was $-0- as of December 31, 2011.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the Software Rights Agreement, the Company also entered into a Consulting Agreement and Non-Compete Agreement (the “Consulting Agreement”) with the owner of Igenti, Jim McArdle. Pursuant to the Consulting Agreement, Epazz agreed to engage Mr. McArdle as a consultant in connection with the AutoHire Software for a period of six months following the closing of the Software Rights Agreement at the rate of $2,963 per month, and Mr. McArdle agreed to provide consulting services. We terminated the Consulting Agreement prior to the expiration of six months from the effective date of the Software Rights Agreement, pursuant to the terms therein.

Asset Purchase Acquisition – K9 Bytes, Inc., October 26, 2011
On October 26, 2011, we, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Bytes”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Florida” and the “Purchase Contract”). Pursuant to the Purchase Contract, we purchased all of K9 Florida’s assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, and goodwill in consideration for an aggregate of $205,000, of which $5,000 was paid in cash at the closing, $169,250 was financed using a small business loan and $30,750 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”). We did not purchase and K9 Florida agreed to retain and be responsible for any and all liabilities of K9 Florida. We agreed to indemnify and hold K9 Florida harmless against, among other things, any claims and liability associated with the future operations of the assets purchased pursuant to the Purchase Contract and K9 Florida agreed to indemnify and hold us harmless against any misrepresentations made by K9 Florida in the Purchase Contract; any failure of K9 Florida to perform any required term or condition of the Purchase Contract and any debts or other obligations of K9 Florida not specifically assumed pursuant to the Purchase Contract in excess of $2,000.

K9 Bytes focuses on core application areas related to pet care: pet boarding, daycare, grooming, training, and other pet care services (including dog walking and pet sitting). K9 Bytes products also include retail inventory and point of sale capabilities; including credit and debit card processing, collar printers, digital signature tablets, and biometric/fingerprint identification hardware.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $87,244 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

October 26,
2011
Consideration:
Cash paid at closing	$5,000
Small business loan(1)	169,250
Seller financed note payable(2)	30,750
Fair value of total consideration exchanged	$205,000

Fair value of identifiable assets acquired assumed:
Accounts receivable	$25,483
Inventories supplies	1,000
Equipment	1,273
Technology-based intangible assets	42,000
Customer base	11,000
Trade name	22,000
Non-compete agreement	15,000
Total fair value of assets assumed	117,756
Consideration paid in excess of fair value (Goodwill)(3)	$87,244

(1)Consideration included partial proceeds obtained from a $235,000 Small Business Association (“SBA”) loan, carrying a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; and payable in monthly installments (beginning in December 2011) of $2,609 per month. The loan is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000.

(2)Consideration included an unsecured $30,750 seller financed note payable, bearing 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note is due ($23,017, assuming no additional payments other than those scheduled).

(3)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due. The repayment of the K9 Note is secured by all of the securities of K9 Bytes, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender, as a result of the SBA Loan described below, has a first priority security interest to such securities. The K9 Note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

We raised the funds paid to K9 Florida in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Sub from a loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Sub and the Company, 100% of the outstanding capital of K9 Sub which is held by the Company, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Florida the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and K9 Bytes.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

K9 Florida agreed to subordinate the K9 Note to Third Party Lender’s rights under the SBA Loan. Additionally, Mr. Passley agreed to subordinate the amount he is owed by the Company to the repayment of the SBA Loan.

In connection with the Purchase Contract, the owner of K9 Florida and the Company (through K9 Sub) entered into a Consulting Agreement, pursuant to which the owner of K9 Florida agreed to provide part-time consulting services to the Company for a period of four weeks following closing and provide additional consulting services as requested by the Company for up to an additional 30 days at the rate of $75 per hour. The owner of K9 Florida and the Company also entered into an Agreement Not to Compete, pursuant to which such owner agreed not to compete against the Company for three years and four weeks from the closing of the Purchase Contract.

The unaudited supplemental pro forma results of operations of the combined entity had the date of the acquisition been January 1, 2011 or January 1, 2010 are as follows:

	Combined Pro Forma:
	For the years ended
	December 31,
	2011	2010

Revenue:	$939,982	$1,090,981

Expenses:
Operating expenses	1,184,463	900,754

Net operating income (loss)	(244,481)	190,227

Other income (expense)	(142,294)	(43,260)

Net income (loss)	$(386,775)	$146,967

Weighted average number of common shares
Outstanding – basic and fully diluted	30,477,933	16,064,732

Net income (loss) per share – basic and fully diluted	$(0.01)	$0.01

Management believes the product line of K9 Bytes, customer base and other assets acquired will enable the Company to enhance their business model and enable the Company to take advantage of opportunities in the competitive software development industry.

Note 6 – Fair Value of Financial Instruments

Under FASB ASC 820-10-5, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and FASB ASC 820-10-50 details the disclosures that are required for items measured at fair value.

The Company does not have any financial instruments that must be measured under the new fair value standard. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 - Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 - Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2011 and 2010:

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$576,598
Goodwill	-	-	140,833
Total assets			717,431
Liabilities
Convertible debt, net of discount of $14,978	-	64,522	-
Total Liabilities	-	64,522	-
	$-	$(64,522)	$717,431

	Fair Value Measurements at December 31, 2010
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$566,645
Goodwill	-	-	53,588
	$-	$-	$620,233

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2011 and 2010.

Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the years ended December 31, 2011 and 2010.

Note 7 – Other Current Assets

As of December 31, 2011 and 2010 other current assets included the following:

	December 31,	December 31,
	2011	2010
Deferred financing costs	$1,861	$3,334
Inventoried supplies	1,000	299
Security deposits	8,252	8,252
	$11,113	$11,885

The Company recognized $1,772 and $-0- of amortization expense related to the deferred financing costs during the years ended December 31, 2011 and 2010, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2011	2010
Furniture and fixtures	$2,187	$914
Computers and equipment	181,459	181,329
Software	52,326	52,326
Assets held under capital leases	116,945	116,945
	352,917	351,514
Less accumulated depreciation and amortization	(207,324)	(110,340)
	$145,593	$241,174

Depreciation and amortization expense totaled $96,984 and $103,080 for the years ended December 31, 2011 and 2010, respectively.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Intangible Assets

Intangible assets consisted of the following at December 31, 2011 and 2010, respectively:

	Useful	December 31,	December 31,
Description	Life	2011	2010
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	-
Trade name - K9 Bytes	5 Years	22,000	-
Other intangible assets - K9 Bytes	2 Years	26,000	-
Total intangible assets		770,720	680,720
Less: accumulated amortization		(194,122)	(114,075)
Intangible assets, net		$576,598	$566,645

Amortization expense on intangible assets totaled $80,046 and $38,714 for the years ended December 31, 2011 and 2010, respectively.

Note 10 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the years ended December 31, 2011 and 2010, respectively, are as follows:

	IntelliSys, Inc.	K9 Bytes, Inc.	Total
Balance, December 31, 2009:
Goodwill	$-	$-	$-
Accumulated impairment losses	-	-	-
	-	-	-

Goodwill acquired during the year	53,588	-	53,588
Impairment losses	-	-	-
Balance, December 31, 2010:
Goodwill	53,588	-	53,588
Accumulated impairment losses	-	-	-
	53,588	-	53,588

Goodwill acquired during the year	-	87,244	87,244
Impairment losses	-	-	-
Balance, December 31, 2011:
Goodwill	53,588	87,244	140,832
Accumulated impairment losses	-	-	-
	$53,588	$87,244	$140,832

Our subsidiaries operate as a single operating segment. The fair value of the goodwill is tested for impairment in the fourth quarter, after the annual forecasting process. Our annual forecasting did not result in impairment losses during the fourth quarter of 2011. We will perform our next earnings forecast during the fourth quarter of 2012, unless events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The fair value of our goodwill was estimated using the expected present value of future cash flows.

Note 11 – Accrued Expenses

As of December 31, 2011 and 2010 accrued expenses included the following:

	December 31,	December 31,
	2011	2010

Accrued interest	$63,858	$49,845
Accrued payroll	21,111	3,069
Accrued payroll taxes	2,775	2,777
Other accrued expenses	14,828	46,286
	$102,572	$101,977

Note 12 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases. One lease commenced on March 12, 2010 with monthly lease payments of $2,238 and two months paid in advance, and the remaining payments paid over the next 46 months. The second lease calls for monthly lease payments of $2,221 for 36 months. The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $116,945 and $116,945 at December 31, 2011 and 2010, respectively. Accumulated amortization of the leased equipment at December 31, 2011 and 2010 was $75,284 and $41,464, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2011, are as follows:

Year Ending
December 31,	Amount

2012	$56,412
2013	56,412
2014	14,103
Total minimum payments	$126,925
Less: amount representing interest	(65,594)
Present value of net minimum lease payments	61,331
Less: Current maturities of capital lease obligations	(47,515)
Long-term capital lease obligations	$13,816

The Company recorded interest expense in the amount of $10,168 and $12,925 for the years ended December 31, 2011 and 2010, respectively related to capital lease obligations.

Note 13 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Various unsecured promissory notes carrying a 15% interest rate, due on demand from the Company’s CEO. Currently in default	$61,513	$185,954

Unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	34,700	36,700

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	12,085	15,362

Unsecured promissory note payable to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 15, 2009. Currently paid off.	-	8,300

Secured promissory note originated on June 4, 2008 due to Star Financial Corporation, which is owned by Fay Passley, the mother of the Company’s CEO, Shaun Passley, which has since been amended. The loan bears interest at 10%. In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. Currently in default.	296,103	296,103

Total notes payable, related parties	404,401	542,419
Less: current portion	404,401	246,316
Notes payable, related parties, less current portion	$-	$296,103

The Company recorded interest expense on notes payable to related parties in the amounts of $56,206 and $36,251 during the years ended December 31, 2011 and 2010, respectively.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Convertible Debt

Convertible debt consists of the following at December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010
Unsecured $50,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matured on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. During the year ended December 31, 2011 the note holder converted $8,000 of principal into 451,977 shares of common stock. Currently in default.
	$42,000	$-

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matured on March 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty-two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. Currently in default.
	37,500	-

Total convertible debt	79,500	-
Less: unamortized discount on beneficial conversion feature	(14,978)	-
Convertible debt	$64,522	$-

In addition, the Company recognized and measured the embedded beneficial conversion feature present in the convertible debts by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature was calculated on the commitment date using the effective conversion price of the convertible debt. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The aforementioned accounting treatment resulted in a total debt discount equal to $65,529. The discount is amortized from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes, totaling $87,500 that created the beneficial conversion feature carry default provisions that place a ”maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Epazz.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 3,788,490 shares at December 31, 2011.

During the years ended December 30, 2011 and 2010, the Company recorded debt amortization expense in the amount of $50,551 and $-0-, respectively, attributed to the aforementioned debt discount.

During the year ended December 31, 2011, the Company issued a total of 451,977 shares pursuant to debt conversion in settlement of $8,000 of outstanding principal. The principal was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 27, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $50,000. The First Asher Note had a maturity date of February 28, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $35,652 was amortized during 2011.

On June 28, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500. The Second Asher Note had a maturity date of March 30, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Second Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $14,899 was amortized during 2011.

The Company recorded interest expense in the amount of $3,918 and $-0- for the years ended December 31, 2011 and 2010, respectively related to convertible debts.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Long Term Debt

Long term debt consists of the following at December 31, 2011 and December 31, 2010, respectively:

	December 31,	December 31,
	2011	2010
As part of the acquisition of DFI and PRMI on June 18, 2008, Epazz provided a 7% promissory note in the amount of $225,000. The promissory note bears interest at the rate of 7% per annum, and all past-due principal and interest bear interest at the rate of twelve percent (12%) per annum until paid in full. The principal amount of the note was due on June 18, 2011. The note was payable in monthly installments of $6,947 until such time as this Note was paid in full. Additionally, Epazz agreed to secure the payment of the note with a security interest over all of the tangible and intangible assets of DFI and PRMI, and the outstanding stock of both companies until the note was repaid. As of December 31, 2011 this note has been paid in full.
	$-	$57,239

On September 20, 2011, Epazz entered into a four month $25,000 note payable agreement with On Deck Capital. Payments of $231 were due daily on the loan. The Company paid total initial fees of $3,322 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $231. The total payments due on the loan equate to an annual interest rate of 19%. The loan was repaid in full on December 30, 2011.	-	-

On November 7, 2011, DeskFlex entered into a four month $20,000 note payable agreement with On Deck Capital. Payments of $183 are due daily on the loan. The Company paid total initial fees of $500 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $183. The total payments due on the loan equate to an annual interest rate of 18%.	14,627	-

Pursuant to an asset purchase agreement on February 1, 2010, the Company granted Igenti, Inc. a $50,000 non-interest bearing promissory note that was payable in monthly installments of $417 per month beginning May 5, 2010, and ending May 5, 2012 (the “Maturity Date”), at which time the remaining amount of the Igenti Note was to be due and payable. The payment of the Igenti Note was secured by all of the subscription agreements of customers relating to the AutoHire Software entered into prior to February 1, 2010. An amendment to the original asset purchase agreement subsequently settled this note payable between the parties. The promissory note has been satisfied in full.
	-	46,667

On May 15, 2011 DeskFlex entered into an unsecured $33,478 promissory note with Art Goes which is payable in monthly installments of $2,322, carries a 6% interest rate, maturing on August 15, 2012.	15,935	-

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.
	29,634	-

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.
	20,210	28,384

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	90,193	95,430

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	168,106	182,737

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.
	235,928	-

Total long term debt	574,633	410,457
Less: current portion	75,565	111,120
Long term debt, less current portion	$499,068	$299,337

The Company recorded interest expense in the amount of $34,712 and $24,168 for the years ended December 31, 2011 and 2010, respectively related to long term debt.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Stockholders’ Equity

Common Stock, Series A
The Company has 60,000,000 authorized shares of $0.01 par value series A common stock.

Common Stock, Series B
The Company has 60,000,000 authorized shares of $0.01 par value series B common stock.

Reverse Stock Split
On July 28, 2010, and effective the same day, Shaun Passley, as the sole Director and majority shareholder of the Company, approved and authorized a 1:10 reverse stock split of the Company’s issued and outstanding shares of common stock effective for shareholders of record on July 28, 2010 (the “Reverse Split”). The Reverse Split did not affect the Company’s outstanding, authorized or par value of its series B common stock, or the par value of the series A common stock. The Company was not required pursuant to Illinois law to file Articles of Amendment or any other filing with the Illinois Secretary of State to reflect such Reverse Split; however, the Company was required to provide FINRA notice of the Reverse Split. FINRA approved the request in August of 2010. The Reverse Split has been retroactively reflected throughout this report unless otherwise stated.

Series A Common Stock Issuances, 2010
On July 29, 2010, the Company issued 20,000,000 post-Reverse Split shares of series A common stock to Shaun Passley, the Company’s sole Director and Chief Executive Officer as compensation for management services rendered. The compensation agreement was amended such that the 20,000,000 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of series A common stock to Vivienne Passley, a related party and the aunt of Shaun Passley, our Chief Executive Officer, in consideration for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2012 to July 29, 2017. Vivienne Passley’s share grant was amended to defer the starting date when monthly shares of 41,667 would be earned over a five year period, from July 29, 2010 to July 29, 2015. The fair value of the common stock exchanged was $100,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of series A common stock to Fay Passley, a related party and the mother of our Chief Executive Officer, Shaun Passley, for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2010 to July 29, 2015. Fay Passley’s share grant was amended to defer the starting date when monthly shares of 41,667 would be earned over a five year period, from July 29, 2012 to July 29, 2017. The fair value of the common stock exchanged was $100,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

Series A Common Stock Issuances, 2011

On December 7, 2011, the Company issued 451,977 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $8,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $622,000 and $337,000 of federal net operating loss carry forwards at December 31, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carry forwards	$622,000	$337,000

Net deferred tax assets before valuation allowance	$217,700	$117,950
Less: Valuation allowance	(217,700)	(117,950)
Net deferred tax assets	$-	$-

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010. The Company had no uncertain tax positions as of December 31, 2011 and 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 18 - Subsequent Events

Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012
On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $400,000 was paid in cash at the closing and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA Loan”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

EPAZZ, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Financing
The Company received additional funds drawn on a previously outstanding line of credit in the amount of $19,200, along with repayments on the line of credit totaling $13,904 during the three months ending March 31, 2012.

On January 3, 2012, Desk Flex, Inc., received additional financing of $30,672 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $14,627 as of December 31, 2011, less principal payments of $299 paid prior to the amendment in 2012, by an additional $30,672 resulting in total indebtedness of $45,000. The revised loan terms include daily repayments of $289 over a 9 month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 13, 2012, Desk Flex, Inc. received $25,000 in association with a $25,750 loan from Accion Chicago. The loan carries an interest rate of 11%, is due in 35 monthly installments of $843 ending on February 20, 2015 and was personally guaranteed by our CEO, Shaun Passley.

On February 23, 2012, the Company received a $50,000 line of credit from PNC Bank that carries a 4.25% interest rate.

On March 23, 2012, the Company executed a $100,000 promissory note as part of the purchase of MS Health, payable in monthly installments of $1,110 payable monthly beginning on the first day of the month two years after the effective date. The “MSHC Note” is referenced in the Asset Purchase Agreement disclosure above.

On March 28, 2012, MS Health and Epazz Inc. took out a Small Business Administration (“SBA”) loan in the amount of $360,800, bearing interest at fixed and variable rates to finance the acquisition of MS Health. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly.

Debt Conversions into Class A Common Stock
On March 13, 2012, the Company issued 1,075,269 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $8,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 8, 2011, Lake & Associates, CPA’s LLC ("Lake & Associates") resigned as the auditor of the Company. Subsequent to December 8, 2011, Lake & Associates agreed to assist the Company with the filing of an amended Form 10-K and amended 10-Qs and the effective date of the termination of such auditor relationship was as of April 19, 2012. Effective December 12, 2011, the Company engaged M&K CPAS, PLLC ("M&K CPAS") as its principal independent public accountant for the fiscal year ended December 31, 2011. The decision to change accountants was recommended, approved and ratified by the Company's Board of Directors effective December 12, 2011.

Lake & Associates was engaged on or around May 11, 2009, after the Company’s Board of Directors terminated the client auditor relationship between the Company and GBH CPAs, PC (“GBH”), the Company’s former auditor.

Lake & Associates' report on the financial statements of the Company for the fiscal years ended December 31, 2010 and 2009, and any later interim period, including the interim period up to and including the date the relationship with Lake & Associates ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for concerns about the Company's ability to continue as a going concern.

In connection with the audit of the Company's fiscal years ended December 31, 2010 and December 31, 2009, and any later interim period, including the interim period up to and including the date the relationship with Lake & Associates ceased, there were no disagreements between Lake & Associates and the Company on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Lake & Associates would have caused Lake & Associates to make reference to the subject matter of the disagreement in connection with its report on the Company's financial statements.

There have been no reportable events as provided in Item 304(a)(1)(iv) of Regulation S-K during the Company's fiscal years ended December 31, 2010 and December 31, 2009, and any later interim period, including the interim period up to and including the date the relationship with Lake & Associates ceased.

The Company has authorized Lake & Associates to respond fully to any inquiries of any new auditors hired by the Company relating to their engagement as the Company's independent accountant. The Company has requested that Lake & Associates review the disclosure and Lake & Associates has been given an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter is incorporated by reference as an exhibit to the Company’s Form 8-K as filed with the SEC on April 20, 2012.

The Company has not previously consulted with M&K CPAS regarding either (i) the application of accounting principles to a specific completed or contemplated transaction; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) a reportable event (as provided in Item 304(a)(1)(iv) of Regulation S-K) during the Company's fiscal years ended December 31, 2010 and December 31, 2009, and any later interim period, including the interim period up to and including the date the relationship with Lake & Associates ceased. M&K CPAS has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304 (a). M&K CPAS did not furnish a letter to the Commission.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Shaun Passley, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, Mr. Passley concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us being required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties due to the limited nature and resources of the Company;
•	All of our financial reporting and review of critical accounting areas and disclosures and material non-standard transactions is carried out by our financial reporting consultant; and
•
Inadequate closing process to ensure all material misstatements are corrected in the financial statements. This was evidenced by the fact that there were audit adjustments and restatements of the financial statements.

We intend to rectify these weaknesses by implementing an independent board of directors and hiring of additional accounting personnel once we have sufficient resources available.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2011 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

MSHSC developed and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services. With CMHCi, an organization will realize the benefits of increased efficiency, accountability, and productivity. CMHCi offers server-based, internet, and secure cloud computing enabling the user to access information as required. By maintaining a complete electronic client record, including data collection and reporting across multiple programs, locations, episodes of care, and service providers, CMHCi helps eliminate redundant record keeping. The scheduler component tracks client, staff, and group appointments. Easy to use, it interfaces seamlessly with service authorization tracking, service history, and billing. The integrated financial reporting component provides the basis for an efficient and comprehensive accounting system, including electronic claims and remittance, third party insurance, and client, municipality, and grantor billing.

In connection with the Asset Purchase, the shareholders of MSHSC and the Company (through MS Health) entered into a Covenant Not to Compete; Consulting Agreement, Non-Competition and Consulting Agreement, pursuant to which the shareholders of MSHSC agreed to provide consulting services to the Company for a period of six months following closing. Pursuant to the agreement, the shareholders of MSHSC agreed not to compete against the Company for two years from the closing of the acquisition.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of May 16, 2012 are as follows:

NAME	AGE	POSITION

Shaun Passley	33	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	40	Secretary

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

Directors Qualifications:

Mr. Passley is a college graduate with three master’s degrees in software, information technology and an MBA. Mr. Passley has over 10 years of experience in the software industry.

Craig Passley

Craig Passley has served as our Secretary since May 2005. Since November 2000, Mr. Passley has worked for KB Builders. Mr. Passley obtained his Bachelor’s degree from Bradley University in 1997 and his Master’s Degree from the Keller Graduate School of Management in 2001.

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

Involvement in Certain Legal Proceedings

No Executive Officer or director of the Company has been the subject of any order, judgment, or decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending.

No current executive officer or director of the Company is the subject of any pending legal proceedings.

Limitation of Liability and Indemnification of Officers and Directors

Under the Illinois Business Corporation Act of 1983, we have the authority to indemnify any person who was or is a party, or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he or she is or was a director, officer, employee or agent of the Company, or who is or was serving at the request of the Company as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, if such person acted in good faith and in a manner he or she reasonably believed to be in, or not opposed to the best interests of the Company, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his or her conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he or she reasonably believed to be in or not opposed to the best interests of the Company or, with respect to any criminal action or proceeding, that the person had reasonable cause to believe that his or her conduct was unlawful. Provided further that no indemnification shall be made with respect to any claim, issue, or matter as to which such person has been adjudged to have been liable to the Company, unless, and only to the extent that the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.

Any indemnification by the Company shall be made upon a determination that indemnification of the present or former director, officer, employee or agent is proper in the circumstances because he or she has met the applicable standard of conduct set forth as described above. Such determination shall be made with respect to a person who is a director or officer at the time of the determination: (1) by the majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, (2) by a committee of the directors who are not parties to such action, suit, or proceeding, even though less than a quorum, designated by a majority vote of the directors, (3) if there are no such directors, or if the directors so direct, by independent legal counsel in a written opinion, or (4) by the shareholders.

Expenses (including attorney's fees) incurred by an officer or director in defending a civil or criminal action, suit or proceeding may be paid by the Company in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount if it shall ultimately be determined that such person is not entitled to be indemnified by the Company. Such expenses (including attorney's fees) incurred by former directors and officers or other employees and agents may be so paid on such terms and conditions, if any, as the Company deems appropriate.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”), may be permitted to directors, officers or persons controlling Epazz pursuant to the foregoing provisions, Epazz has been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Board Committees

Director Independence.  The board of directors (consisting solely of Mr. Passley) has analyzed the independence of each director and has concluded that we currently don’t have any directors that are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities.

Audit Committee. Currently, we do not have an audit committee. At this time, the board of directors (consisting solely of Mr. Passley) will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. However, at such time the Company has the financial resources; a financial expert will be hired.

Compensation Committee.  We currently do not have a compensation committee of the board of directors. Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board (consisting solely of Mr. Passley) makes all compensation decisions for the Executives and approves recommendations regarding equity awards to all elected officers of Epazz. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee.  We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors (consisting solely of Mr. Passley) performs some of the functions associated with a Nominating Committee. We elected not to have a Nominating Committee during the year ended December 31, 2011, in that we had only two officers and one director.

Director Nomination Procedures.  Generally, nominees for directors are identified and suggested by the members of the board or management using their business networks. The board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future. In selecting a nominee for director, the board or management considers the following criteria:

•
whether the nominee has the personal attributes for successful service on the board, such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

•
whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

•
whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a board member; and

•	whether there are any other factors related to the ability and willingness of a new nominee to serve, or an existing board member to continue his service.

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2011, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2011 with senior management. The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for filing with the United States Securities and Exchange Commission. Our board of directors did not submit a formal report regarding its findings.

BOARD OF DIRECTORS
Shaun Passley

Notwithstanding anything to the contrary set forth in any of our previous or future filings under the United States Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate this report in future filings with the Securities and Exchange Commission, in whole or in part, the foregoing report shall not be deemed to be incorporated by reference into any such filing.

ITEM 11. EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2011, 2010 and 2009, respectively:

			Stock	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation	Total

Shaun Passley,(2)	2011	$23,000	$-0-	$-0-	$23,000
Chief Executive Officer, Chief Financial Officer,	2010	$30,000	$800,000(1)	$-0-	$830,000
and Chairman of the Board of Directors	2009	$30,000	$-0-	$-0-	$30,000

(1)
On July 29, 2010, the Company issued 20,000,000 post-Reverse Split shares of series A common stock to Shaun Passley, the Company’s sole director and Chief Executive Officer as compensation for management services rendered. On May 11, 2011, the compensation agreement was amended such that the 20,000,000 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement.

(2)	Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2011, 2010 or 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on April 30, 2012, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 31,975,550 shares of Class A common stock and 2,500,000 shares of our Class B common stock issued and outstanding as of April 30, 2012.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after April 30, 2012, through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Epazz, Inc., 309 W. Washington St., Suite 1225, Chicago, Illinois 60606.

	Class A Common Stock			Class B Common Stock
	Number of			Number of
Name of Beneficial Owner(1)	Shares		% of Class(2)	Shares	% of Class(3)
Officers and Directors:
Shaun Passley, CEO, CFO and Director	23,000,500	(4)	72%	2,500,000	100%
Craig Passley, Secretary	10,500		*%	-	-
Directors and Officers as a Group (2 persons)	23,010,100		72%	2,000,000	100%
5% Holders:
Fay Passley(5)	2,532,400		8%	-	-
Vivienne Passley(6)	2,764,186		9%	-	-

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock or Class B Common Stock owned by such person.

(2) Percentage of beneficial ownership is based upon 31,975,550 shares of Class A Common Stock outstanding as of April 30, 2012. For each named person, this percentage includes Class A Common Stock that the person has the right to acquire either currently or within 60 days of April 30, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(3) Percentage of beneficial ownership is based upon 2,500,000 shares of Class B Common Stock outstanding as of April 30, 2012. For each named person, this percentage includes Class B Common Stock that the person has the right to acquire either currently or within 60 days of April 30, 2012, including through the exercise of an option; however, such Common Stock is not deemed outstanding for the purpose of computing the percentage owned by any other person.

(4) Includes 50 shares held in the name of IT Business Solutions Group, Inc., which is a defunct entity. Mr. Passley beneficially owns the shares.

(5) Related Party, Fay Passley is the mother of the Company’s CEO, Shaun Passley.

(6) Related Party, Vivienne Passley is the aunt of the Company’s CEO, Shaun Passley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related party debt financing arrangements

On June 4, 2008, the Company issued a note payable in the amount of $296,100 due to Star Financial Corporation, which is owned by Fay Passley, the mother of our Chief Executive Officer, Shaun Passley, which has since been amended (the “June 2008 Note”, as amended from time to time). The loan is unsecured and bears interest at 10%, with annual payments of principal and interest in the amount of $75,495, due at an undetermined future date. The maturity date of the note was June 4, 2013. In connection with the loan, the Company paid $14,100 (5%) in financing costs that are being amortized over the life of the loan using the effective interest method. The majority of the funds borrowed pursuant to the June 2008 Note were used to pay the seller the $210,000 payment in connection with the purchase of DFI and PRMI, as described above.

In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets.

We borrow money from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements. We owed $61,513 and $185,954 as of December 31, 2011 and 2010, respectively. The loans are due on demand and bear interest at 15% per annum.

Related party equity issuances

On July 29, 2010, the Company issued 20,000,000 post-Reverse Split shares of series A common stock to Shaun Passley, the Company’s sole director and Chief Executive Officer as compensation for management services rendered. The compensation agreement was amended such that the 20,000,000 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of series A common stock to Vivienne Passley, a related party and the aunt of Shaun Passley, our Chief Executive Officer, in consideration for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2012 to July 29, 2017. Vivienne Passley’s share grant was amended to defer the starting date when monthly shares of 41,667 would be earned over a five year period, from July 29, 2010 to July 29, 2015. The fair value of the common stock exchanged was $100,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

On July 29, 2010, the Company issued 2,500,000 post-Reverse Split shares of series A common stock to Fay Passley, a related party and the mother of our Chief Executive Officer, Shaun Passley, for and in lieu of interest payments due to Star Financial Corporation on the June 2008 Note, from July 29, 2012 to July 29, 2017. Fay Passley’s share grant was amended to defer the starting date when monthly shares of 41,667 would be earned over a five year period, from July 29, 2010 to July 29, 2015. The fair value of the common stock exchanged was $100,000 based on the closing stock price at the date of agreement. The fair value of these shares on the date of grant is presented as a stockholders’ receivable within the statement of stockholders equity until they are earned.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2011 and 2010.

	2011	2010
Audit fees:
M&K CPAS, PLLC	$5,000	$-
Lake & Associates, CPA’s LLC	25,625	23,250
Audit-related fees:
Lake & Associates, CPA’s LLC	-	5,645
Tax fees:
Lake & Associates, CPA’s LLC	-	585
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$30,625	$29,480

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2011, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

Audit Fees: Consist of the aggregate fees, including expenses, billed by the Company's principal accountants for professional services rendered for the audit of the Company's consolidated financial statements and for the review of the Company's financial information included in its quarterly reports or services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees: Consist of the aggregate fees, including expenses, billed by principal accountants for assurance and related services reasonably related to the performance of the Company's audit or review of the Company's financial statements.

Tax Fees: Consist of the aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	Form of Subscription Agreement of July 2005 Private Placement		SB-2/A	05/11/07	X	05/11/07
10.2	Promissory Note with Fay Passley		SB-2/A	09/24/07	X	09/24/07
10.3	Promissory Note with L&F Lawn Service, Inc.		SB-2/A	09/24/07	X	09/24/07
10.4	Promissory Note with Shaun Passley		SB-2/A	09/24/07	X	09/24/07
10.5	Stock Purchase Agreement with DFI, PRMI and Arthur Goes		8-K	06/18/08	X	06/24/08
10.6	Promissory Note between Epazz, Inc. and Arthur Goes		8-K	06/18/08	X	06/24/08
10.7	Security Agreement with Arthur Goes		8-K	06/18/08	X	06/24/08
10.8	June 2008 Promissory Note with Star Financial Corporation		10-Q	06/30/08	X	08/19/08
10.9	Debt Conversion Agreement		10-Q	03/31/09	X	05/19/09
10.10	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation		10-K	12/31/09	X	04/16/10
10.11	Software Product Asset Purchase Agreement		10-K	12/31/09	X	04/16/10
10.12	Stock Purchase Agreement		10-Q	09/30/10	X	11/22/10
10.13	Promissory Note with Paul Prahl		10-Q	09/30/10	X	11/22/10
10.14	Third Party Lender Note		10-Q	09/30/10	X	11/22/10
10.15	Third Party Lender Note Security Agreement		10-Q	09/30/10	X	11/22/10
10.16	Securities Purchase Agreement (May 2011)		10-Q	06/30/11		08/17/11
10.17	Convertible Promissory Note (May 2011)		10-Q	06/30/11		08/17/11
10.18	Securities Purchase Agreement (June 2011)		10-Q	06/30/11		08/17/11
10.19	Convertible Promissory Note (June 2011)		10-Q	06/30/11		08/17/11
10.20	Purchase Contract and Receipt Agreement – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.21	Bill of Sale – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.22	Balloon Installment Promissory Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.23	Small Business Finance – U.S. Small Business Administration Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.24	Consulting Agreement 0 K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.25	Agreement Not to Compete – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.26	Asset Purchase Agreement – MS Health Acquisition	X
10.27	Promissory Note – MS Health Acquisition	X
10.28	Covenant Not to Compete; Consulting Agreement Non-Competition and Consulting Agreement – MS Health Acquisition	X
10.29	Security Agreement – MS Health Acquisition	X
10.30	Small Business Administration Note – MS Health Acquisition	X
16.1	Letter from Lake & Associates, CPA’s LLC		8-K	4/20/12	X	4/20/12
21.1	Subsidiaries	X
31.1	Certification of Shaun Passley pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Shaun Passley pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Schema Document	X
101.CAL*	XBRL Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Labels Linkbase Document	X
101.PRE*	XBRL Presentation Linkbase Document	X

*
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

EPAZZ, INC.

DATED: May 16, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director