Form 10-Q
period 2012-03-31
Epazz Inc
filed 2012-05-21
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of the issuer’s Series A common stock outstanding as of May 18, 2012, was 31,975,550 shares, par value $0.001 per share.

EPAZZ, INC.
FORM 10-Q
Quarterly Period Ended March 31, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$20,868	$12,668
Accounts receivable, net	46,445	148,418
Other current assets	20,310	11,113
Total current assets	87,623	172,199

Property and equipment, net	129,429	145,593
Intangible assets, net	952,136	576,598
Goodwill	255,460	140,832

Total assets	$1,424,648	$1,035,222

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$37,250	$41,430
Accrued expenses	152,603	102,572
Deferred revenue	313,758	323,028
Line of credit	49,950	-
Current maturities of capital lease obligations payable	47,500	47,515
Current maturities of notes payable, related parties	420,981	404,401
Convertible debt, net of discounts of $-0- of $14,978, respectively	69,500	64,522
Current maturities of long term debt	90,050	75,565
Total current liabilities	1,181,592	1,059,033

Capital lease obligations payable, net of current maturities	12,866	13,816
Long term debt, net of current maturities	962,812	499,068
Total liabilities	2,157,270	1,571,917

Stockholders' equity (deficit):
Common stock, Series A, $0.01 par value, 60,000,000 shares authorized ,
31,975,550 and 30,900,281 shares issued and outstanding, respectively	319,756	309,003
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid in capital	2,336,616	2,337,369
Stockholders' receivable, consisting of 25,000,000 shares	(1,000,000)	(1,000,000)
Accumulated deficit	(2,413,994)	(2,208,067)
Total stockholders' equity (deficit)	(732,622)	(536,695)

Total liabilities and stockholders' equity (deficit)	$1,424,648	$1,035,222

See accompanying notes to financial statements.

EPAZZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
		(Restated)
Revenue	$114,477	$206,183

Expenses:
General and administrative	224,265	145,675
Depreciation and amortization	47,474	27,039
Bad debts	7,775	-
Total operating expenses	279,514	172,714

Net operating income (loss)	(165,037)	33,469

Other income (expense):
Interest income	5	15
Other income	180	-
Interest expense	(41,075)	(10,937)
Total other income (expense)	(40,890)	(10,922)

Net income (loss)	$(205,927)	$22,547

Weighted average number of common shares
outstanding - basic and fully diluted	31,112,972	30,448,294

Net income (loss) per share - basic and fully diluted	$(0.01)	$0.00

See accompanying notes to financial statements.

EPAZZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2012	2011
		(Restated)
Cash flows from operating activities
Net income (loss)	$(205,927)	$22,547
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Bad debts expense	7,775	-
Depreciation and amortization	22,547	27,043
Amortization of intangible assets	24,462	-
Amortization of deferred financing costs	465	-
Amortization of discount on convertible notes payable	14,978	-
Decrease (increase) in assets:
Accounts receivable	94,198	160,018
Other current assets	(2,295)	-
Increase (decrease) in liabilities:
Accounts payable	(4,180)	(24,498)
Accrued expenses	25,333	-
Deferred revenues	(9,270)	(56,634)
Net cash provided by (used in) operating activities	(31,914)	128,476

Cash flows from investing activities
Proceeds from the sale of equipment	14,175	-
Acquisition of subsidiaries	(39,200)	-
Net cash used in investing activities	(25,025)	-

Cash flows from financing activities
Proceeds from long term debt, related parties	16,580	37,265
Repayment of long term debt, related parties	-	(51,294)
Payments on leases payable	(18,820)	-
Proceeds from long term debt	110,603	-
Repayment of long term debt	(43,224)	(49,082)
Net cash provided by (used in) financing activities	65,139	(63,111)

Net increase (decrease) in cash	8,200	65,365
Cash - beginning	12,668	40,013
Cash - ending	$20,868	$105,378

Supplemental disclosures:
Interest paid	$23,934	$10,937
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$460,800	$-
Acquisition of leased assets for debt	$17,855	$-
Value of shares issued for conversion of debt	$10,000	$-

See accompanying notes to financial statements.

EPAZZ, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation and Consolidation

The interim condensed consolidated financial statements of Epazz, Inc. (“Epazz” or the “Company”), an Illinois corporation, included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
(1)All subsidiaries are wholly-owned subsidiaries.
(2)All entities are in the form of Corporations.

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes and MS Health will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

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

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no other items that required fair value measurement on a recurring basis.

Intangible Assets
Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $24,462 and $10,733 for the three months ended March 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(2,413,994), and as of March 31, 2012, the Company’s current liabilities exceeded its current assets by $1,077,988 and its total liabilities exceeded its total assets by $733,622. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of any uncertainty as to the Company’s ability to continue as a going concern. These financial statements also do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Correction of Errors

On April 13, 2012, Epazz, Inc. restated its Form 10-Q/A (the “First Amendment”) to its Interim Report for the Interim period ended March 31, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on May 23, 2011 (the “Original Report”) in response to certain issues set forth in our Quarterly Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”). The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011, the six months ended June 30, 2011 and nine months ended September 30, 2011 required restatement in order to correct errors related to the following (which reports have previously been restated):

The Company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary, IntelliSys. Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded. Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition. The Company also determined that it had omitted accrued expenses that should have been recorded on the balance sheet dated March 31, 2011. Accounts payable and accrued expenses have been adjusted to correct this omission.

The Company also determined that it did not properly record stock issued in exchange for services rendered. Accordingly, the stock transaction, which was originally recorded to prepaid expense, has been reclassified to the Company’s equity account.

The effect on the Company’s previously issued March 31, 2011 financial statements are summarized as follows:

Balance Sheet as of March 31, 2011:

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2011	Adjustments	2011
Assets			(Restated)
Current assets:
Cash	$105,378	$-	$105,378
Accounts receivable, net	134,514	1	134,515
Deferred financing cost, current	2,955	-	2,955
Other current assets	8,852	-	8,252
Total current assets	251,699	1	251,700

Property and equipment, net	222,382	3,163	225,546
Intangible assets, net	400,544	155,368	555,912
Goodwill	-	53,588	53,588
Prepaid expense	1,000,000	(1,000,000)	-

Total assets	$1,874,626	$(787,880)	$1,086,746

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$108,667	$20,776	$129,443
Deferred revenue	210,257	-	210,257
Current maturities of capital lease obligations payable	54,224	-	54,224
Current maturities of long term debt	81,607	-	81,607
Total current liabilities	454,755	20,776	475,531

Capital lease obligations payable, net of current maturities	52,295	-	52,295
Notes payable, related parties, net of current maturities	552,060	-	552,060
Long term debt, net of current maturities	257,675	-	257,675
Total liabilities	1,316,785	20,776	1,337,561

Stockholders' equity (deficit):
Common stock, Series A, $0.01 par value, 60,000,000 shares
authorized, 30,448,294 shares issued and outstanding	304,483	-	304,483
Common stock, Series B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	-	25,000
Additional paid in capital	2,268,360	-	2,268,360
Stockholders’ receivable	-	(1,000,000)	(1,000,000)
Accumulated deficit	(2,040,002)	191,344	(1,848,658)
Total stockholders' equity (deficit)	557,841	(801,986)	(250,815)

Total liabilities and stockholders' equity (deficit)	$1,874,626	$(787,880)	$1,086,746

When the acquisition of Intellisys was originally recorded, it erroneously included pre-acquisition activity. An adjustment was made to correct this error in the most recently restated reports. On the March 31, 2011 Amended Report the following adjustments were made:

Statement of Operations as of March 31, 2011:

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2011	Adjustments	2011
			(Restated)
Revenue	$206,183	$-	$206,183

Expenses:
General and administrative	145,671	4	145,675
Depreciation and amortization	23,706	3,333	27,039
Total operating expenses	169,377	3,337	172,714

Net operating income	36,806	(3,337)	33,469

Other income (expense):
Interest income	15	-	15
Interest expense	(10,937)	-	(10,937)
Total other income (expense)	(10,922)	-	(10,922)

Net income	$26,884	$(3,337)	$22,547

The following adjustments were made on the March 31, 2011 Restated Statement of Cash Flows:

	As Originally
	Reported		As Restated
	March 31,		March 31,
	2011	Adjustments	2011
			(Restated)
Cash flows from operating activities
Net income (loss)	$25,884	$(3,337)	$22,547
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	23,706	3,337	27,043
Decrease (increase) in assets:
Accounts receivable	160,018	-	160,018
Increase (decrease) in liabilities:
Current liabilities and deferred revenues	(81,132)	-	(81,132)
Net cash provided by operating activities	128,476	-	128,476
Cash flows from financing activities
Proceeds from long term debt, related parties	37,265	-	37,265
Repayment of long term debt, related parties	(51,294)	-	(51,294)
Repayment of long term debt and capital leases	(49,082)	-	(49,082)
Net cash used in financing activities	(63,111)	-	(63,111)

Net increase (decrease) in cash	65,365	-	65,365
Cash - beginning	40,013	-	40,013
Cash - ending	$105,378	$-	$105,378

Supplemental disclosures:
Interest paid	$10,937	$-	$10,937
Income taxes paid	$-	$-	$-

Note 4 – Asset Purchase Acquisitions

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

Asset Purchase Acquisition – MS Health, Inc., March 28, 2012
On March 28, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), closed on an Asset Purchase Agreement (“APA”) with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the APA, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

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

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $87,244 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

March 28,
2012
Consideration:
Cash paid at closing	$39,200
Small business loan(1)	360,800
Seller financed note payable(2)(3)	124,697
Fair value of total consideration exchanged	$524,697

Fair value of identifiable assets acquired assumed:
Other current assets	$7,367
Equipment	2,703
Contracts	258,000
Technology-based intangible assets	124,000
Non-compete agreement	18,000
Total fair value of assets assumed	410,070
Consideration paid in excess of fair value (Goodwill)(4)	$114,627

(1)Consideration included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

(2)Consideration included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.

(3)The fair value of the seller financed note in excess of the $100,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(4)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Management believes the product line of MS Health, customer base and other assets acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2012 or January 1, 2011 are as follows:

	Combined Pro Forma:
	For the three months ended
	March 31,
	2012	2011

Revenue:	$177,314	$373,523

Expenses:
Operating expenses	347,686	366,530

Net operating income (loss)	(170,372)	6,993

Other income (expense)	(41,071)	(4,509)

Net income (loss)	$(211,443)	$2,484

Weighted average number of common shares
Outstanding – basic and fully diluted	31,112,972	30,448,294

Net income (loss) per share – basic and fully diluted	$(0.01)	$0.00

Note 5 – Fair Value of Financial Instruments

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2012 and December 31, 2011:

	Fair Value Measurements at March 31, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$952,136
Goodwill	-	-	255,459
Total assets			1,207,595
Liabilities
Seller financed promissory note, MSHSC Note	-	-	124,697
Convertible debt, net of discount of $-0-	-	69,500	-
Total Liabilities	-	69,500	124,697
	$-	$(69,500)	$1,082,898

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$576,598
Goodwill	-	-	140,833
Total assets			717,431
Liabilities
Convertible debt, net of discount of $14,978	-	64,522	-
Total Liabilities	-	64,522	-
	$-	$(64,522)	$717,431

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2012 or the year ended December 31, 2011.

Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the three months ended March 31, 2012 or the year ended December 31, 2011.

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	March 31,	December 31,
	2012	2011
Furniture and fixtures	$2,187	$2,187
Computers and equipment	167,283	181,459
Software	55,029	52,326
Assets held under capital leases	134,800	116,945
	359,299	352,917
Less accumulated depreciation and amortization	(229,870)	(207,324)
	$129,429	$145,593

Depreciation and amortization expense totaled $22,546 and $16,310 for the three months ended March 31, 2012 and 2011, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at March 31, 2012 and December 31, 2011, respectively:

	Useful	March 31,	December 31,
Description	Life	2012	2011
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	-
Contracts – MS Health	6 Years	258,000	-
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	-
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	770,720
Less: accumulated amortization		(218,584)	(194,122)
Intangible assets, net		$952,136	$576,598

Amortization expense on intangible assets totaled $24,462 and $10,733 for the three months ended March 31, 2012 and 2011, respectively.

Note 8 – Line of Credit

On February 16, 2012, Epazz obtained a line of credit of $50,000 from a bank. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly. At March 31, 2012 the balance due on this unsecured loan was $49,950.

Note 9 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,238 and two months paid in advance, and the remaining payments paid over the next 43 months.

Lease #2 – Commenced on March 16, 2010 with monthly lease payments of $2,221 over 36 months.

Lease #3 – Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $116,945 at March 31, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased equipment at March 31, 2012 and December 31, 2011 was $83,485 and $75,284, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2012, are as follows:

Twelve Months
Ending
March 31,	Amount

2012	62,172
2013	62,172
2014	42,500
2015	5,500
2016	5,500
Total minimum payments	$177,844
Less: amount representing interest	(117,478)
Present value of net minimum lease payments	60,366
Less: Current maturities of capital lease obligations	(47,500)
Long-term capital lease obligations	$12,866

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011

Various unsecured promissory notes carrying a 15% interest rate, due on demand from the Company’s CEO.	$78,092	$61,513

Unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	34,700	34,700

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	12,085	12,085

Secured promissory note originated on June 4, 2008 due to Star Financial Corporation, which is owned by Fay Passley, the mother of the Company’s CEO, Shaun Passley, which has since been amended. The loan bears interest at 10%. In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. Currently in default.	296,103	296,103

Total notes payable, related parties	420,981	404,401
Less: current portion	420,981	404,401
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense on notes payable to related parties in the amounts of $13,449 and $10,500 during the three months ended March 31, 2012 and 2011, respectively.

Note 11 – Convertible Debt

Convertible debt consists of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Unsecured $50,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matured on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $10,000 and $8,000 of principal into 1,075,269 and 451,977 shares of common stock during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively. Currently in default.
	$32,000	$42,000

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
	37,500	37,500

Total convertible debt	69,500	79,500
Less: unamortized discount on beneficial conversion feature	-	(14,978)
Convertible debt	$69,500	$64,522

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

The convertible notes, totaling $87,500 that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders. The maximum share amount that can be owned as a result of the conversions to common stock by the note holders is 4.99% of the issued and outstanding shares of Epazz.

According to the terms of the Convertible Promissory Notes, the number of shares that would be received upon conversion was 7,315,789 shares at March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company recorded debt amortization expense in the amount of $14,978 and $-0-, respectively, attributed to the aforementioned debt discount.

During the three months ended March 31, 2012, the Company issued a total of 1,075,269 shares pursuant to debt conversion in settlement of $10,000 of outstanding principal. The principal was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $7,769 was amortized during the three months ended March 31, 2012.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $7,209 was amortized during the three months ended March 31, 2012.

The Company recorded interest expense in the amount of $1,542 and $-0- for the three months ended March 31, 2012 and 2011, respectively related to convertible debts.

Note 12 – Long Term Debt

Long term debt consists of the following at March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011
Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.
	$360,800	$-

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	100,000	-

On November 7, 2011, DeskFlex entered into a four month $20,000 note payable agreement with On Deck Capital. Payments of $183 are due daily on the loan. The Company paid total initial fees of $500 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $183. The total payments due on the loan equate to an annual interest rate of 18%. On January 3, 2012, we amended our loan agreement to increase the loan balance by approximately $35,500. The proceeds were received with substantially the same terms as the original debt.
	32,959	14,627

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	24,157	-

On May 15, 2011 DeskFlex entered into an unsecured $33,478 promissory note with Art Goes which is payable in monthly installments of $2,322, carries a 6% interest rate, maturing on August 15, 2012.	8,969	15,935

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
	29,634	29,634

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
	18,270	20,210

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	88,126	90,193

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	161,846	168,106

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
	228,101	235,928

Total long term debt	1,052,862	574,633
Less: current portion	90,050	75,565
Long term debt, less current portion	$962,812	$499,068

The Company recorded interest expense in the amount of $35,040 and $24,168 for the three months ended March 31, 2012 and 2011, respectively related to long term debt.

Note 13 – Changes in Stockholder’s Equity (Deficit)

Common Stock, Series A
The Company has 60,000,000 authorized shares of $0.01 par value series A common stock.

Common Stock, Series B
The Company has 60,000,000 authorized shares of $0.01 par value series B common stock.

Series A Common Stock Issuances
On March 13, 2012, the Company issued 1,075,269 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Note 14 - Subsequent Events

There were no material subsequent events through the date the financial statements were issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.   REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2012.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”) AND MS HEALTH, INC., AN ILLINOIC CORPORATION (“MS HEALTH”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

The Note accrued interest at the rate of seven percent (7%) per annum and was payable in monthly installments of $6,947.35 (each a “Monthly Payment”), with the first such Monthly Payment due on September 18, 2008, until such time as the Note was paid in full, which Note was paid in full during the three months ended March 31, 2012.

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

The IntelliSys Purchase Agreement closed on March 31, 2011 (“Closing”). As a result of the Closing, IntelliSys became a wholly-owned subsidiary of the Company.

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

Third Party Lender Note

On March 31, 2011, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”).  The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum). The Company agreed to repay the Third Party Lender Note at the rate of $2,053.88 per month, beginning in November 2010. The Third Party Lender Note is due and payable on September 30, 2020. The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement. Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and Director, related parties, PRMI and DFI. The Third Party Lender Note is also secured by a mortgage on the properties of related parties and Shaun Passley. Mr. Prahl in connection with the IntelliSys Note and Shaun Passley in connection with amounts owed to him by the Company, agreed to accept no further payments on such debts until Third Party Lender is paid in full. Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note. An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

MB Financial Note

On January 1, 2011, the Company entered into a three month $14,400 loan payable agreement with MB Financial. Payments and interest of 13% are due monthly until the note is paid in full. On March 31, 2012, the balance of this loan is $1,011.

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

On Deck Capital Loan

On September 23, 2011, the Company entered into a six month $25,000 note payable agreement with On Deck Capital (the “On Deck Note”). The Company paid total initial fees of $3,322 in connection with the loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $231. The total payments due on the loan equate to an annual interest rate of 38%. As of March 31, 2012, the balance of the loan was $23,450.

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

MS Health Software Corporation, Asset Purchase Acquisition

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

Our Products

The Company currently offers five primary product lines. The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc. and the Company also offers the AutoHire software described below. Additionally, as described above, subsequent to March 31, 2011, the Company offers products through IntelliSys, described below. As of October 2011, the Company also offers the K9 Koordinator Software described above, the rights to which the Company acquired as a result of the Purchase Contract.

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

K9 KoordinatorSoftware

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011:

	For the Three Months Ended
	March 31,		Increase /
	2012	2011	(Decrease)
Revenues	$114,477	$206,183	$($91,706)

General and administrative	232,040	145,675	86,365
Depreciation and amortization	47,474	27,039	20,435

Total Operating Expenses	279,514	172,714	106,800

Net Operating Income (Loss)	(165,037)	33,469	(198,506)

Total other income (expense)	(40,890)	(10,922)	(29,968)

Net Income (Loss)	$(205,927)	$22,547	$(228,474)

Revenues:

For the three months ended March 31, 2012 we had revenue of $114,447 compared to revenue of $206,183 for the three months ended March 31, 2011, a decrease of $91,706 or 45% from the prior period. The decrease in revenues is mainly attributable to decreases in our existing customer base. We expect our recent acquisitions will replenish our customer base and restore our revenues.

General and Administrative:

General and administrative expenses increased by $86,365 or 59% to $232,040 for the three months ended March 31, 2012 compared to general and administrative expense of $145,675 for the three months ended March 31, 2011. The increase in general and administrative expense is due mainly to the increase in cost associated with the Company’s acquisitions as described above.

Depreciation and Amortization:

We had depreciation and amortization expense of $47,474 for the three months ended March 31, 2012 compared to $27,039 for the three months ended March 31, 2012, an increase of $20,435 or 76 % from the prior period. This increase is due the Company having a greater depreciable asset base as a result of the recent acquisitions.

Net Operating Loss:

Total operating expenses for the three months ended March 31, 2012 were $279,514, compared to $172,714 for the three months ended March 31, 2011, an increase of $106,800 or 62% from the prior period.

We had an operating loss of $165,037 for the three months ended March 31, 2012 compared to operating income of $33,469 for the three months ended March 31, 2011, a decrease in operating income of $198,506 or 593% from the prior period. The decrease in operating income is due to diminished revenues and increased operating expenses incurred in relation to our recent acquisitions.

Other Income (Expense):

Other income (expense) was ($40,890) for the three months ended March 31, 2012 compared to ($10,922) for the three months ended March 31, 2011, an increase of $29,968 or 274% from the comparative three months ended March 31, 2011. Interest expense increased for the three months ended March 31, 2012 due to the increase in loans payable at March 31, 2012 as compared to March 31, 2011, as described below under “Liquidity and Capital Resources”.

Net Loss:

We had net loss of $205,927 for the three months ended March 31, 2012 compared to net income of $22,547 for the three months ended March 31, 2011, a decrease in net income of $228,474, or 1,013%, from the prior period. The decreased net loss is due to diminished revenues and increased operating expenses incurred in relation to our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at March 31, 2012 compared to December 31, 2011.

	March 31, 2012	December 31, 2011
Total Assets	$1,424,648	$1,035,222

Total Liabilities	$2,157,270	$1,571,917

Accumulated (Deficit)	$(2,413,994)	$(2,208,067)

Stockholders’ Equity (Deficit)	$(732,622)	$(536,695)

Working Capital (Deficit)	$(1,077,988)	$(886,834)

We had total current assets of $87,623 as of March 31, 2012, consisting of cash of $20,868, accounts receivable of $46,445, other current assets of $11,619 and current deferred financing costs of $8,691.

We had non-current assets of $1,337,025 as of March 31, 2012, consisting of property and equipment, net of accumulated depreciation of $129,429; intangible assets, net of accumulated amortization of $952,136, and goodwill of $255,460.

We had total current liabilities of $1,181,592 as of March 31, 2012, consisting of $189,853 of accounts payable and accrued liabilities, $313,758 of deferred revenues, $47,500 of the current portion of capitalized leases, and $630,481 of the current portion of notes payable.

We had negative working capital of $1,077,988 and a total accumulated deficit of $2,413,994 as of March 31, 2012.

We had total liabilities of $2,157,270 as of March 31, 2012, which included total current liabilities of $1,181,592 and long-term note payable, net of current portion of $962,812, which represented payments due on the notes.

We had net cash used in operating activities of $31,914 for the three months ended March 31, 2012, which primarily consisted of our net loss.

We had $25,025 of net cash used in investing activities during the three months ended March 31, 2012, which consisted of the $39,200 and proceeds of $14,175 received from the sale of computer equipment.

We had $65,139 of net cash provided by financing activities during the three months ended March 31, 2012, which consisted of $16,580 of short term loans from our CEO, proceeds of $110,603 from new debt financing, and a total of $62,044 of repayments on long term debt and capital leases.

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

Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 15(c) and 15d – 15(e)). Based upon that evaluation, our principal executive officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations of Internal Controls

Our Principal Executive Officer does not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, other than those stated above, during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 13, 2012, the Company issued 1,075,269 shares of its $0.01 par value series A common stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DICLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

Item 6. Exhibits

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.*

101.SCH	XBRL Schema Document.*

101.CAL	XBRL Calculation Linkbase Document.*

101.DEF	XBRL Definition Linkbase Document.*

101.LAB	XBRL Labels Linkbase Document.*

101.PRE	XBRL Presentation Linkbase Document.*

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 21, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director