Form 10-Q
period 2012-06-30
Epazz Inc
filed 2012-08-20
CIK 1335239

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of the issuer’s Class A common stock outstanding as of August 17, 2012, was 76,788,072 shares, par value $0.001 per share.

EPAZZ, INC.
FORM 10-Q
Quarterly Period Ended June 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$81,667	$12,668
Accounts receivable, net	103,300	148,418
Other current assets	12,766	11,113
Total current assets	197,733	172,199

Property and equipment, net	240,703	145,593
Intangible assets, net	908,474	576,598
Goodwill	255,460	140,832

Total assets	$1,602,370	$1,035,222

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$105,397	$41,430
Accounts payable, related party	53,969	-
Accrued expenses	126,381	102,572
Deferred revenue	258,006	323,028
Lines of credit	75,524	-
Current maturities of capital lease obligations payable	32,767	47,515
Current maturities of long term debt	153,569	75,565
Notes payable, related parties	348,310	404,401
Convertible debt, net of discounts of $-0- and $14,978, respectively	59,500	64,522
Total current liabilities	1,213,423	1,059,033

Capital lease obligations payable, net of current maturities	29,412	13,816
Long term debt, net of current maturities	984,416	499,068
Total liabilities	2,227,251	1,571,917

Stockholders' equity (deficit):
Common stock, Class A, $0.01 par value, 300,000,000 shares authorized ,
33,514,012 and 30,900,281 shares issued and outstanding, respectively	335,141	309,003
Common stock, Class B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	25,000
Additional paid in capital	2,331,231	2,337,369
Stockholders' receivable, consisting of 25,000,000 shares	(1,000,000)	(1,000,000)
Accumulated deficit	(2,316,253)	(2,208,067)
Total stockholders' equity (deficit)	(624,881)	(536,695)

Total liabilities and stockholders' equity (deficit)	$1,602,370	$1,035,222

See accompanying notes to financial statements.

EPAZZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$432,890	$235,707	$547,367	$450,290

Expenses:
General and administrative	259,828	177,438	484,093	330,933
Depreciation and amortization	75,167	32,604	122,641	59,644
Bad debts (recoveries)	(42,847)	-	(35,072)	-
Total operating expenses	292,148	210,042	571,662	390,577

Net operating income (loss)	140,742	25,665	(24,295)	59,713

Other income (expense):
Interest income	33	12	38	27
Interest expense	(42,854)	(13,882)	(83,929)	(18,594)
Total other income (expense)	(42,821)	(13,870)	(83,891)	(18,567)

Net income (loss)	$97,921	$11,795	$(108,186)	$41,146

Weighted average number of common shares
outstanding - basic and fully diluted	32,060,081	30,448,294	31,586,526	30,448,294

Net income (loss) per share - basic and fully diluted	$0.00	$0.00	$(0.00)	$0.00

See accompanying notes to financial statements.

EPAZZ, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net income (loss)	$(108,186)	$41,146
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Bad debt (recoveries)	(35,072)	-
Depreciation and amortization	54,517	58,352
Amortization of intangible assets	68,124	-
Amortization of deferred financing costs	5,041	-
Amortization of discount on convertible notes payable	14,978	-
Decrease (increase) in assets:
Accounts receivable	80,190	92,587
Other current assets	8,776	-
Increase (decrease) in liabilities:
Accounts payable	63,967	(37,787)
Accounts payable, related parties	53,969	-
Accrued expenses	(889)	1,291
Deferred revenues	(65,022)	(61,963)
Net cash provided by (used in) operating activities	140,393	93,626

Cash flows from investing activities
Proceeds from the sale of equipment	14,175	-
Purchase of equipment	(145,947)	-
Acquisition of subsidiaries	(39,200)	-
Net cash used in investing activities	(170,972)	-

Cash flows from financing activities
Proceeds on capital lease obligations payable	-	36,831
Payments on capital lease obligations payable	(17,007)	(72,541)
Proceeds from notes payable, related parties	19,539	66,530
Repayment of notes payable, related parties	(75,630)	(74,601)
Proceeds from long term debt	293,487	-
Repayment of long term debt	(120,811)	-
Net cash provided by (used in) financing activities	99,578	(43,781)

Net increase (decrease) in cash	68,999	49,845
Cash - beginning	12,668	40,613
Cash - ending	$81,667	$90,458

Supplemental disclosures:
Interest paid	$29,279	$13,615
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$460,800	$-
Acquisition of leased assets for debt	$17,855	$-
Value of shares issued for conversion of debt	$20,000	$-

See accompanying notes to financial statements.

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
(1)All subsidiaries are wholly-owned subsidiaries of Epazz, Inc.
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

Intangible Assets
Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $68,124 and $21,466 for the six months ended June 30, 2012 and 2011, respectively.

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

Basic and Diluted Net Earnings per Share
Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and six months ending June 30, 2012 and 2011.

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

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”).  This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(2,316,253), and as of June 30, 2012, the Company’s current liabilities exceeded its current assets by $1,015,690 and its total liabilities exceeded its total assets by $624,881. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Correction of Errors

On April 13, 2012, Epazz, Inc. restated its Form 10-Q/A (the “First Amendment”) to its Interim Report for the Interim period ended June 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on August 17, 2011 (the “Original Report”) in response to certain issues set forth in our Quarterly Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”). The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011, the six months ended June 30, 2011 and nine months ended September 30, 2011 required restatement in order to correct errors related to the following (which reports have previously been restated):

The Company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary, IntelliSys. Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded. Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition. The Company also determined that it had omitted accrued expenses that should have been recorded on the balance sheet dated June 30, 2011. Accounts payable and accrued expenses have been adjusted to correct this omission.

The Company also determined that it did not properly record stock issued in exchange for services rendered. Accordingly, the stock transaction, which was originally recorded to prepaid expense, has been reclassified to the Company’s equity account.

The effect on the Company’s previously issued June 30, 2011 financial statements are summarized as follows:

Balance Sheet as of June 30, 2011:

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2011	Adjustments	2011
Assets			(Restated)
Current assets:
Cash	$89,858	$600	$90,458
Accounts receivable, net	201,950	-	201,950
Deferred financing cost, current	2,342	-	2,342
Other current assets	8,852	(600)	8,252
Total current assets	303,002	-	303,002

Property and equipment, net	201,124	3,164	204,288
Intangible assets, net	355,178	190,001	545,179
Goodwill	253,588	(200,000)	53,588
Prepaid expense	1,000,000	(1,000,000)	-

Total assets	$2,112,892	$(996,836)	$1,106,057

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$116,151	$443	$116,594
Deferred revenue	204,928	-	204,928
Current maturities of capital lease obligations payable	50,641	-	50,641
Current maturities of long term debt	61,731	-	61,731
Total current liabilities	433,451	443	433,894

Capital lease obligations payable, net of current maturities	52,295	-	52,295
Notes payable, related parties, net of current maturities	558,017	-	558,017
Long term debt, net of current maturities	257,675	36,392	294,067
Total liabilities	1,301,438	36,835	1,338,273

Stockholders' equity (deficit):
Common stock, Class A, $0.01 par value, 60,000,000 shares
authorized, 30,448,294 shares issued and outstanding	304,483	-	304,483
Common stock, Class B, $0.01 par value, 60,000,000 shares
authorized, 2,500,000 shares issued and outstanding	25,000	-	25,000
Additional paid in capital	2,268,360	-	2,268,360
Stockholders’ receivable	-	(1,000,000)	(1,000,000)
Accumulated deficit	(1,786,389)	(43,670)	(1,848,658)
Total stockholders' equity (deficit)	(811,454)	(1,043,670)	(232,216)

Total liabilities and stockholders' equity (deficit)	$2,112,892	$(1,006,835)	$1,106,057

When the acquisition of IntelliSys was originally recorded, it erroneously included pre-acquisition activity. An adjustment was made to correct this error in the most recently restated reports. On the June 30, 2011 Amended Report the following adjustments were made:

Statement of Operations for the three months ended June 30, 2011:

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2011	Adjustments	2011
			(Restated)
Revenue	$282,707	$(47,000)	$235,707

Expenses:
General and administrative	180,798	(3,360)	177,438
Depreciation and amortization	29,271	3,333	32,604
Total operating expenses	210,069	(27)	210,042

Net operating income	72,638	(46,973)	25,665

Other income (expense):
Interest income	12	-	12
Interest expense	(13,882)	-	(13,882)
Total other income (expense)	(13,870)	-	(13,870)

Net income	$58,768	$(46,973)	$11,795

Statement of Operations for the six months ended June 30, 2011:

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2011	Adjustments	2011
			(Restated)
Revenue	$487,129	$(36,839)	$450,290

Expenses:
General and administrative	324,709	6,224	330,933
Depreciation and amortization	52,978	6,666	59,644
Total operating expenses	377,687	12,890	390,577

Net operating income	109,442	(49,729)	59,713

Other income (expense):
Interest income	27	-	27
Interest expense	(24,820)	6,226	(18,594)
Total other income (expense)	(24,793)	6,226	(18,567)

Net income	$84,649	$(43,503)	$41,146

The following adjustments were made on the June 30, 2011 Restated Statement of Cash Flows:

	As Originally
	Reported		As Restated
	June 30,		June 30,
	2011	Adjustments	2011
			(Restated)
Cash flows from operating activities
Net income (loss)	$84,647	$(43,501)	$41,146
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Depreciation and amortization	52,978	5,374	58,352
Decrease (increase) in assets:
Accounts receivable	92,582	5	92,587
Increase (decrease) in liabilities:
Accounts payable	(37,787)	-	(37,787)
Accrued expenses	-	1,291	1,291
Deferred revenues	(61,963)	-	(61,963)
Net cash provided by operating activities	130,457	(36,831)	93,626

Cash flows from financing activities
Proceeds on capital lease obligations payable	-	36,381	36,381
Payments on capital lease obligations payable	(72,541)	-	(72,541)
Proceeds from notes payable, related parties	66,530	-	66,530
Repayment of notes payable, related parties	(74,601)	-	(74,601)
Net cash used in financing activities	(80,612)	36,381	(43,781)

Net increase (decrease) in cash	49,845	-	49,845
Cash - beginning	40,013	600	40,613
Cash - ending	$89,858	$600	$90,458

Supplemental disclosures:
Interest paid	$13,882	$-	$13,882
Income taxes paid	$-	$-	$-

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2012 or January 1, 2011 are as follows:

	Combined Pro Forma:
	For the six months ended
	June 30,
	2012	2011

Revenue:	$720,390	$591,229

Expenses:
Operating expenses	1,130,649	1,064,403

Net operating income (loss)	(410,259)	(473,174)

Other income (expense)	(87,396)	6,842

Net income (loss)	$(497,655)	$(466,332)

Weighted average number of common shares
Outstanding – basic and fully diluted	31,586,526	30,448,294

Net income (loss) per share – basic and fully diluted	$(0.02)	$(0.02)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2012 and December 31, 2011:

	Fair Value Measurements at June 30, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$908,474
Goodwill	-	-	255,460
Total assets			1,163,934
Liabilities
Seller financed promissory note, MSHSC Note	-	-	124,697
Convertible debt, net of discount of $-0-	-	59,500	-
Total Liabilities	-	59,500	124,697
	$-	$(59,500)	$1,039,237

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$-	$-	$576,598
Goodwill	-	-	140,833
Total assets			717,431
Liabilities
Convertible debt, net of discount of $14,978	-	64,522	-
Total Liabilities	-	64,522	-
	$-	$(64,522)	$717,431

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended June 30, 2012 or the year ended December 31, 2011.

Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the three months ended June 30, 2012 or the year ended December 31, 2011.

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	June 30,	December 31,
	2012	2011
Furniture and fixtures	$2,187	$2,187
Computers and equipment	310,526	181,459
Software	55,029	52,326
Assets held under capital leases	134,800	116,945
	502,542	352,917
Less accumulated depreciation and amortization	(261,839)	(207,324)
	$240,703	$145,593

Depreciation and amortization expense totaled $54,517 and $36,886 for the six months ended June 30, 2012 and 2011, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	Useful	June 30,	December 31,
Description	Life	2012	2011
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	-
Contracts – MS Health	6 Years	258,000	-
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	-
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	770,720
Less: accumulated amortization		(262,246)	(194,122)
Intangible assets, net		$908,474	$576,598

Amortization expense on intangible assets totaled $24,462 and $21,466 for the six months ended June 30, 2012 and 2011, respectively.

Note 8 – Line of Credit

Lines of credit consisted of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011

Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$48,071	$-

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	20,000	-

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	7,453	-

Total line of credit	75,524	-
Less: current portion	75,524	-
Line of credit, less current portion	$-	$-

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

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $116,945 at June 30, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased equipment at June 30, 2012 and December 31, 2011 was $91,687 and $75,284, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2012, are as follows:

Twelve Months
Ending
June 30,	Amount

2013	46,564
2013	62,172
2014	42,500
2015	5,500
2016	5,500
Total minimum payments	$162,236
Less: amount representing interest	(100,057)
Present value of net minimum lease payments	62,179
Less: Current maturities of capital lease obligations	(32,767)
Long-term capital lease obligations	$29,412

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011

Various unsecured promissory notes carrying a 15% interest rate, due on demand from the Company’s CEO.	$9,422	$61,513

Unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	34,700	34,700

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	8,085	12,085

Secured promissory note originated on June 4, 2008 due to Star Financial Corporation, which is owned by Fay Passley, the mother of the Company’s CEO, Shaun Passley, which has since been amended. The loan bears interest at 10%. In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. On July 2, 2012 this note and accrued interest was exchanged for a convertible promissory note in the amount of $440,849. The note is convertible at 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater.
	296,103	296,103

Total notes payable, related parties	420,981	404,401
Less: current portion	420,981	404,401
Notes payable, related parties, less current portion	$-	$-

The Company recorded interest expense on notes payable to related parties in the amounts of $26,144 and $18,750 during the six months ended June 30, 2012 and 2011, respectively.

Note 11 – Convertible Debt

Convertible debt consists of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
Unsecured $50,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matured on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $20,000 and $8,000 of principal into 2,613,731 and 451,977 shares of common stock during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively. Currently in default.
	$22,000	$42,000

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
	37,500	37,500

Total convertible debt	59,500	79,500
Less: unamortized discount on beneficial conversion feature	-	(14,978)
Convertible debt	$59,500	$64,522

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

During the six months ended June 30, 2012 and 2011, the Company recorded debt amortization expense in the amount of $14,978 and $5,490, respectively, attributed to the aforementioned debt discount.

During the six months ended June 30, 2012, the Company issued a total of 2,613,731 shares pursuant to debt conversion in settlement of $20,000 of outstanding principal. The principal was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $7,769 was amortized during the six months ended June 30, 2012.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $7,209 was amortized during the six months ended June 30, 2012.

The Company recorded interest expense in the amount of $2,916 and $333 for the six months ended June 30, 2012 and 2011, respectively related to convertible debts.

Note 12 – Long Term Debt

Long term debt consists of the following at June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011
On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	$119,998	$-

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
	353,915	-

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	100,000	-

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
	9,330	14,627

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	22,565	-

On May 15, 2011 DeskFlex entered into an unsecured $33,478 promissory note with Art Goes which is payable in monthly installments of $2,322, carries a 6% interest rate, maturing on August 15, 2012.	4,610	15,935

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
	29,291	29,634

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
	34,127	20,210

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	77,960	90,193

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	161,177	168,106

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
	225,012	235,928

Total long term debt	1,137,985	574,633
Less: current portion	153,569	75,565
Long term debt, less current portion	$984,416	$499,068

The Company recorded interest expense in the amount of $65,040 and $24,168 for the six months ended June 30, 2012 and 2011, respectively related to long term debt.

Note 13 – Changes in Stockholder’s Equity (Deficit)

On June 15, 2012, the Company’s CEO, holding more than two-thirds voting power of the Company’s voting stock, voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of the Company’s Class A Common Stock from 60 million shares to 300 million shares, along with the establishment of 40 million shares of “blank check” preferred stock, which was designated into 1,000 shares of Series A and 1,000 Series B Preferred Stock. The amendment did not have any effect on the 60 million authorized shares of Class B Common stock. Accordingly, the Articles of Incorporation were subsequently amended on June 25, 2012, and 1,000 shares of series A convertible stock were designated, along with 1,000 shares of series B convertible stock.

Convertible Preferred Stock, Series A
The Company has 1,000 authorized shares of $0.01 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million.  The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid.  The Series A Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends.  The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock.  The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders.

Convertible Preferred Stock, Series B
The Company has 1,000 authorized shares of $0.01 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million.  The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid.  The Series B Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends.  The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion.  The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders.

Common Stock, Class A
The Company has 300,000,000 authorized shares of $0.01 par value class A common stock.

Common Stock, Class B
The Company has 60,000,000 authorized shares of $0.01 par value class B common stock. The class B common stock carries preferential voting rights of 100 votes to each series A vote (100:1).

Series A Common Stock Issuances
On March 13, 2012, the Company issued 1,075,269 shares of its $0.01 par value class A common stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 26, 2012, the Company issued 1,538,462 shares of its $0.01 par value class A common stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Note 14 - Subsequent Events

Convertible Preferred Stock Issuances
On July 2, 2012, the Company issued 1,000 shares of convertible series A preferred stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities.

On July 2, 2012, the Company issued a total of 1,000 shares of convertible series B preferred stock amongst three related parties pursuant to the exchange and extension of a promissory note. The new promissory note, dated July 2, 2012, consisting of $440,849 of previous loans and accrued interest is convertible at the greater of 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed conversion price of $0.005 per share. The new convertible promissory note matures on July 2, 2017.

Class B Common Stock Issuances
On July 1, 2012, the Company issued 3,000,000 shares of class B common stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities.

Class A Common Stock Issuances
On July 9, 2012, the Company issued 1,578,947 shares of its $0.01 par value class A common stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 16, 2012, the Company issued 1,525,424 shares of its $0.01 par value class A common stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 19, 2012, the Company issued 30,000,000 shares of its $0.01 par value class A common stock to the Company’s CEO in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value series A common stock to a related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value class A common stock to another related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011.

On July 24, 2012, the Company issued 789,474 shares of its $0.01 par value class A common stock pursuant to the conversion of $6,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 31, 2012, the Company issued 1,898,734 shares of its $0.01 par value class A common stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 7, 2012, the Company issued 1,481,481 shares of its $0.01 par value class A common stock pursuant to the conversion of $12,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Financing
On July 2, 2012, a related party debt holder agreed to exchange an existing promissory note bearing interest at 10% in exchange for a new promissory note, consisting of $440,849 of previous loans and accrued interest. The new debt is convertible at the greater of 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed conversion price of $0.005 per share. The new convertible promissory note matures on July 2, 2017. In addition, the Company issued a total of 1,000 shares of series B preferred stock amongst three related parties pursuant to the exchange and extension of a promissory note, as disclosed above. In further consideration for waiving the default provisions of the original promissory note, and entering into the replacement note, the Company agreed to vest a total of 5,000,000 shares of previously issued and unvested shares of class A common stock. Accordingly, the Company will recognize the $200,000 prepaid expense in accordance with the vesting on July 2, 2012.

On July 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $42,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the three (3) lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on March 29, 2013. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the convertible note.

On July 24, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $32,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the three (3) lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on April 26, 2013. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the convertible note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the convertible note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the convertible note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS.  REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2012.  AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”) AND MS HEALTH, INC., AN ILLINOIC CORPORATION (“MS HEALTH”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

On or about June 18, 2008, the Company acquired Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation..

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

Autohire Software

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables and the intellectual property of Igenti associated therewith (the “AutoHire Software”). The AutoHire system provides a tool to power career centers, post job ads to sites and job boards, and to collect resumes online. The online processes supported by the system provide the mechanism to comply with the record keeping requirements of Title VII of the Civil Rights Act of 1964, which apply to organizations employing 15 or more persons.

IntelliSys, Inc.

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys. Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys. The IntelliSys Purchase Agreement closed on March 31, 2011 (“Closing”). As a result of the Closing, IntelliSys became a wholly-owned subsidiary of the Company. IntelliSys developed the IPMC Software (“IPMC”)(Integrated Plant Management Control) which is a software system design for water and wastewater facility management. IPMC is the technology-based strategy for optimizing operations by automatically collecting, managing, organizing and disseminating information for the operations, management, laboratory, maintenance, and engineering functions.

K9 Bytes, Inc.

On October 26, 2011, we, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Sub”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”). Pursuant to the Purchase Contract, we purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, accounts receivable and goodwill.

MS Health, Inc.

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software.

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

Convertible Note Funding

On May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $50,000 (the “Convertible Note”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on February 28, 2012. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 on substantially similar terms as the Convertible Note described in the paragraph above (collectively the “Convertible Notes”), except that the maturity date of such note was March 30, 2012.

On July 2, 2012 and July 24, 2012, the Company sold Asher additional 8% Convertible Notes in the amounts of $42,500 and $32,500, respectively, and maturity dates of March 29, 2013 and April 26, 2013, respectively. These notes carry substantially similar terms as the Convertible Note described in the first paragraph above (collectively the “Convertible Notes”), with the exception of the conversion terms. These notes (“Asher Note #3” and “Asher Note #4”) provide Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the ten (3) lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.

As of August 17, 2012, the Company has issued a total of 10,339,768 shares in conversion of a total of $79,000 of outstanding principal on these Convertible Notes. A total of $83,500 of principal remains outstanding on these notes as of August 17, 2012.

Our Products

The Company currently offers five primary product lines. The EPAZZ BoxesOS v3.0 product is offered through EPAZZ, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc. and the Company also offers the AutoHire software described below. Additionally, the Company offers products through IntelliSys, described below. The Company also offers the K9 Koordinator Software, the rights to which the Company acquired as a result of the Purchase Contract.

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

SystemView systems.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011:

	For the Three Months Ended
	June 30,		Increase /
	2012	2011	(Decrease)
		(Restated)
Revenues	$432,890	$235,707	$197,183

General and administrative	259,828	177,438	82,390
Depreciation and amortization	75,167	32,604	42,563
Bad debts (recoveries)	(42,847)	-	(42,847)

Total Operating Expenses	292,148	210,042	82,106

Net Operating Income (Loss)	140,742	25,665	(198,506)

Interest income	33	12	21
Interest expense	(42,854)	(13,882)	(28,972)
Total other income (expense)	(42,821)	(13,870)	(28,951)

Net Income (Loss)	$97,921	$11,795	$86,126

Revenues:

For the three months ended June 30, 2012 we had revenue of $432,890 compared to revenue of $235,707 for the three months ended June 30, 2011, an increase of $191,183 or 84% from the prior period. The increase in revenues is mainly attributable to increases in our existing customer base. We expect our recent acquisitions will replenish our customer base and further restore our revenues.

General and Administrative:

General and administrative expenses increased by $82,390 or 46% to $259,828 for the three months ended June 30, 2012 compared to general and administrative expense of $177,438 for the three months ended June 30, 2011. The increase in general and administrative expense is due mainly to the increase in cost associated with the Company’s acquisitions as described above.

Depreciation and Amortization:

We had depreciation and amortization expense of $75,167 for the three months ended June 30, 2012 compared to $32,604 for the three months ended June 30, 2011, an increase of $42,563 or 131% from the prior period. This increase is due to the Company having a greater depreciable asset base as a result of the recent acquisitions.

Bad Debts (Recoveries):

Recoveries for the three months ended June 30, 2012 were $42,847, as compared to $-0- for the three months ended June 30, 2011, an increase of $42,847 or 100%. This increase was due to our ability to collect on accounts previously written off as uncollectible.

Net Operating Income:

Total operating expenses for the three months ended June 30, 2012 were $292,148, compared to $210,042 for the three months ended June 30, 2011, an increase of $82,106 or 39% from the prior period.

We had operating income of $140,742 for the three months ended June 30, 2012 compared to operating income of $25,665 for the three months ended June 30, 2011, an increase in operating income of $115,077 or 448% from the prior period. The increase in operating income is due to our increasing revenues outpacing the increased operating expenses incurred in relation to our recent acquisitions.

Other Income (Expense):

Other income (expense) was ($42,821) for the three months ended June 30, 2012 compared to ($13,870) for the three months ended June 30, 2011, an increase of $28,951 or 209% from the comparative three months ended June 30, 2011. Interest expense increased for the three months ended June 30, 2012 due to the increase in loans payable at June 30, 2012 as compared to June 30, 2011, as described below under “Liquidity and Capital Resources”.

Net Income:

We had net income of $97,921 for the three months ended June 30, 2012 compared to $11,795 for the three months ended June 30, 2011, an increase of $86,126, or 730%, from the prior period. The increase in net income is due to the increase in revenues outpacing the increased operating expenses incurred in relation to our recent acquisitions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011:

	For the Six Months Ended
	June 30,		Increase /
	2012	2011	(Decrease)
		(Restated)
Revenues	$547,367	$450,290	$97,077

General and administrative	484,093	330,933	153,160
Depreciation and amortization	122,641	59,644	52,997
Bad debts (recoveries)	(35,072)	-	(35,072)

Total Operating Expenses	571,662	390,577	181,085

Net Operating Income (Loss)	(24,295)	59,713	(84,008)

Interest income	38	27	11
Interest expense	(83,929)	(18,594)	(65,335)
Total other income (expense)	(83,891)	(18,567)	(65,324)

Net Income (Loss)	$(108,186)	$41,146	$(149,332)

Revenues:

For the six months ended June 30, 2012 we had revenue of $547,367 compared to revenue of $450,290 for the six months ended June 30, 2011, an increase of $97,077 or 22% from the prior period. The increase in revenues is mainly attributable to increases in our existing customer base. We expect our recent acquisitions will replenish our customer base and further restore our revenues.

General and Administrative:

General and administrative expenses increased by $484,093 or 46% to $390,933 for the six months ended June 30, 2012 compared to general and administrative expense of $330,933 for the six months ended June 30, 2011. The increase in general and administrative expense is due mainly to the increase in cost associated with the Company’s acquisitions as described above.

Depreciation and Amortization:

We had depreciation and amortization expense of $122,641 for the six months ended June 30, 2012 compared to $59,644 for the six months ended June 30, 2011, an increase of $62,997 or 106% from the prior period. This increase is due to the Company having a greater depreciable asset base as a result of the recent acquisitions.

Bad Debts (Recoveries):

Recoveries for the six months ended June 30, 2012 were $35,072, as compared to $-0- for the six months ended June 30, 2011, an increase of $35,072 or 100%. This increase was due to our ability to collect on accounts previously written off as uncollectible.

Net Operating Income (Loss):

Total operating expenses for the six months ended June 30, 2012 were $571,662, compared to $390,577 for the six months ended June 30, 2011, an increase of $181,085 or 46% from the prior period.

We had an operating (loss) of ($24,295) for the six months ended June 30, 2012 compared to operating income of $59,713 for the six months ended June 30, 2011, a decrease in operating income of $84,008 or 141% from the prior period. The decrease in operating income is due to our increased operating expenses incurred in relation to our recent acquisitions.

Other Income (Expense):

Other income (expense) was ($83,891) for the six months ended June 30, 2012 compared to ($18,567) for the six months ended June 30, 2011, an increase of $65,324 or 352% from the comparative six months ended June 30, 2011. Interest expense increased for the three months ended June 30, 2012 due to the increase in loans payable at June 30, 2012 as compared to June 30, 2011, as described below under “Liquidity and Capital Resources”.

Net Income (Loss):

We had a net loss of $108,186 for the six months ended June 30, 2012 compared to net income of $41,146 for the six months ended June 30, 2011, a decrease of $149,332, or 363%, from the prior period. The increase in net loss is due to the increased operating expenses incurred in relation to our recent acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at June 30, 2012 compared to December 31, 2011.

	June 30, 2012	December 31, 2012
Total Assets	$1,602,370	$1,035,222

Total Liabilities	$2,227,251	$1,571,917

Accumulated (Deficit)	$(2,316,253)	$(2,208,067)

Stockholders’ Equity (Deficit)	$(624,881)	$(536,695)

Working Capital (Deficit)	$(1,015,690)	$(886,834)

We had total current assets of $197,733 as of June 30, 2012, consisting of cash of $81,667, accounts receivable, net of bad debts allowance, of $103,300, and other current assets of $12,766.

We had non-current assets of $1,404,637 as of June 30, 2012, consisting of property and equipment, net of accumulated depreciation of $240,703; intangible assets, net of accumulated amortization of $908,474, and goodwill of $255,460.

We had total current liabilities of $1,213,423 as of June 30, 2012, consisting of $285,747 of accounts payable and accrued expenses, $258,006 of deferred revenues, lines of credit of $75,524, $32,767 of the current portion of capitalized leases, and $561,379 of the current portion of notes payable. The notes payable are described in greater detail in Notes 10, 11 and 12 to the financials, included herewith.

We had negative working capital of $1,015,690 and a total accumulated deficit of $2,316,253 as of June 30, 2012.

We had total liabilities of $2,227,251 as of June 30, 2012, which included total current liabilities of $1,213,423 and long-term note payable, net of current portion of $984,416, which represented payments due on the notes.

We had net cash used in operating activities of $170,972 for the six months ended June 30, 2012, which primarily consisted of our net loss.

We had $170,972 of net cash used in investing activities during the six months ended June 30, 2012, which consisted of the $39,200 to acquire subsidiaries, proceeds of $14,175 received from the sale of computer equipment and the purchase of equipment $145,947.

We had $99,578 of net cash provided by financing activities during the six months ended June 30, 2012, which consisted of $75,630 in repayments of short term loans from our CEO, proceeds of $313,026 from new debt financing, and a total of $137,818 of repayments on long term debt and capital leases.

The Company received additional funds drawn on previously outstanding lines of credit in the amount of $33,495, along with repayments on the lines of credit totaling $7,921 during the three months ending June 30, 2012.

On April 1, 2012 Epazz received additional financing of $129,747 from Western Finance Equipment and carries an 8.268% interest rate, payable in 36 monthly installments of $4,077.78. The June 30, 2012 balance of this loan is $119,997.

On May 29, 2012, Deskflex received additional financing of $25,043 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $32,959 as of March 31, 2012, less principal payments of $274 paid prior to the amendment in 2012, by an additional $25,043 resulting in total indebtedness of $21,367 at June 30, 2012. The revised loan terms include daily repayments of $274 over a 9 month term. The total payments due on the loan equate to an annual interest rate of 18%.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 26, 2012, the Company issued 1,538,462 shares of its $0.01 par value class A common stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 2, 2012, the Company issued 1,000 shares of Convertible Series A Preferred Stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities.

On July 2, 2012, the Company issued a total of 1,000 shares of Convertible Series B Preferred Stock amongst three related parties pursuant to the exchange and extension of a promissory note. The new promissory note, dated July 2, 2012, consisting of $440,849 of previous loans and accrued interest is convertible at the greater of 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed conversion price of $0.005 per share. The new convertible promissory note matures on July 2, 2017. In addition, the Company issued a total of 1,000 shares of Series B Preferred Stock amongst three related parties pursuant to the exchange and extension of the promissory note. In further consideration for waiving the default provisions of the original promissory note, and entering into the replacement note, the Company agreed to vest a total of 5,000,000 shares of previously issued and unvested shares of Class A Common Stock.

Class B Common Stock Issuances
On July 1, 2012, the Company issued 3,000,000 shares of Class B Common Stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities.

Class A Common Stock Issuances
On July 9, 2012, the Company issued 1,578,947 shares of its $0.01 par value Class A Common Stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 16, 2012, the Company issued 1,525,424 shares of its $0.01 par value Class A Common Stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 19, 2012, the Company issued 30,000,000 shares of its $0.01 par value Class A Common Stock to the Company’s CEO in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value Class A Common Stock to a related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value Class A Common Stock to another related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011.

On July 24, 2012, the Company issued 789,474 shares of its $0.01 par value Class A Common Stock pursuant to the conversion of $6,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 31, 2012, the Company issued 1,898,734 shares of its $0.01 par value Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 7, 2012, the Company issued 1,481,481 shares of its $0.01 par value Class A Common Stock pursuant to the conversion of $12,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 2, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $42,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the three (3) lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on March 29, 2013. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the convertible note.

On July 24, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $32,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the three (3) lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on April 26, 2013. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the convertible note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the convertible note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the convertible note.

We claim an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) “accredited investors”; or (b) have access to similar documentation and information as would be required in a Registration Statement under the Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On June 15, 2012, the Company’s CEO, holding more than two-thirds voting power of the Company’s voting stock, voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of the Company’s Class A Common Stock from 60 million shares to 300 million shares, along with the establishment of 40 million shares of “blank check” preferred stock, which was designated into 1,000 shares of Series A and 1,000 Series B Preferred Stock. The amendment did not have any effect on the 60 million authorized shares of Class B Common stock. Accordingly, the Articles of Incorporation were subsequently amended on June 25, 2012, and 1,000 shares of series A convertible stock were designated, along with 1,000 shares of series B convertible stock.

Convertible Preferred Stock, Series A
The Company has 1,000 authorized shares of $0.01 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million.  The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid.  The Series A Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends.  The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock.  The Series A Preferred Stock have limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders.

Convertible Preferred Stock, Series B
The Company has 1,000 authorized shares of $0.01 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million.  The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid.  The Series B Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends.  The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion.  The Series B Preferred Stock have limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders.

Item 6. Exhibits

3.1	Articles of Amendment (June 25, 2012)(1)

10.1	July 2, 2012 – Securities Purchase Agreement With Asher (1)

10.2	July 2, 2012 – Promissory Note With Asher (1)

10.3	July 24, 2012 – Securities Purchase Agreement With Asher (1)

10.4	July 24, 2012 – Promissory Note With Asher (1)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.**

101.SCH	XBRL Schema Document.**

101.CAL	XBRL Calculation Linkbase Document.**

101.DEF	XBRL Definition Linkbase Document.**

101.LAB	XBRL Labels Linkbase Document.**

101.PRE	XBRL Presentation Linkbase Document.**

* Filed herewith.

** Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

(1)  To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: August 20, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director