Form 10-Q
period 2012-09-30
Epazz Inc
filed 2012-12-18
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

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

Yes ☐ No ☒

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

Yes ☐ No ☒

The number of shares of the issuer’s Class A common stock outstanding as of December 14, 2012, was 1,177,789,125 shares, par value $0.01 per share.

1

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2012

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
Assets	(Unaudited)
Current assets:
Cash	$15,045	$12,668
Accounts receivable, net	63,684	148,418
Other current assets	15,428	11,113
Total current assets	94,157	172,199

Property and equipment, net	210,819	145,593
Intangible assets, net	864,812	576,598
Goodwill	255,460	140,832

Total assets	$1,425,248	$1,035,222

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$105,348	$41,430
Accrued expenses	58,953	102,572
Deferred revenue	273,330	323,028
Lines of credit	75,162	–
Current maturities of capital lease obligations payable	30,283	47,515
Current maturities of long term debts	244,288	75,565
Notes payable, related parties	53,815	404,401
Convertible debts, net of discounts of $51,146 and $14,978, respectively	23,854	64,522
Total current liabilities	865,033	1,059,033

Capital lease obligations payable, net of current maturities	23,661	13,816
Long term debts, net of current maturities	946,706	499,068
Convertible debts, net of discounts of $39,801 and $-0-, respectively	151,048	–
Total liabilities	1,986,448	1,571,917

Stockholders' equity (deficit):
Preferred stock, Series A, $0.01 par value, 20,000,000 shares authorized, 1,000 and -0- shares issued and outstanding, respectively	10	–
Preferred stock, Series B, $0.01 par value, 20,000,000 shares authorized, 1,000 and -0- shares issued and outstanding, respectively	10	–
Common stock, Class A, $0.01 par value, 300,000,000 shares authorized, 1,164,165,933 and 30,900,281 shares issued and outstanding, respectively	11,641,660	309,003
Common stock, Class B, $0.01 par value, 60,000,000 shares authorized, 5,500,000 and 2,500,000 shares issued and outstanding, respectively	55,000	25,000
Additional paid in capital	(7,472,132)	2,337,369
Stockholders' receivable, consisting of 20,000,000 and 25,000,000 shares, respectively	(800,000)	(1,000,000)
Accumulated deficit	(3,985,748)	(2,208,067)
Total stockholders' equity (deficit)	(561,200)	(536,695)

Total liabilities and stockholders' equity (deficit)	$1,425,248	$1,035,222

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2012	2011	2012	2011
		(Restated)		(Restated)
Revenue	$308,881	$205,724	$856,248	$646,023

Expenses:
General and administrative	201,766	99,733	524,647	291,460
Salaries and wages	1,233,782	61,762	1,394,994	170,738
Depreciation and amortization	77,315	31,623	199,956	91,626
Bad debts	137,077	–	102,005	–
Total operating expenses	1,649,940	193,118	2,221,602	553,824

Net operating income (loss)	(1,341,059)	12,606	(1,365,354)	92,199

Other income (expense):
Interest income	14	2	52	28
Interest expense	(167,003)	(12,108)	(250,932)	(38,272)
Other expense	(161,447)	(122,289)	(161,447)	(122,289)
Total other income (expense)	(328,436)	(134,395)	(412,327)	(160,533)

Net loss	$(1,669,495)	$(121,789)	$(1,777,681)	$(68,334)

Weighted average number of common shares outstanding - basic and fully diluted	347,295,659	30,448,294	137,591,052	30,448,294

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

See accompanying notes to financial statements.

EPAZZ, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2012	2011
		(Restated)
Cash flows from operating activities
Net loss	$(1,777,681)	$(68,334)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	102,005	–
Depreciation and amortization	86,051	56,987
Amortization of intangible assets	111,786	32,199
Amortization of deferred financing costs	13,530	2,441
Derivative expense	–	122,289
Loss on debt settlements, related party	161,447	–
Amortization of discount on convertible notes payable	100,454	–
Stock based compensation issued for services, related parties	1,180,834	–
Decrease (increase) in assets:
Accounts receivable	(17,271)	99,635
Other current assets	8,775	(5,000)
Increase (decrease) in liabilities:
Accounts payable	63,918	(103,084)
Accrued expenses	(18,599)	–
Deferred revenues	(49,698)	–
Net cash provided by (used in) operating activities	(34,449)	137,133

Cash flows from investing activities
Proceeds from the sale of equipment	14,175	–
Purchase of equipment	(147,597)	–
Acquisition of subsidiaries	(39,200)	–
Net cash used in investing activities	(172,622)	–

Cash flows from financing activities
Proceeds on capital lease obligations payable	–	36,831
Payments on capital lease obligations payable	(25,242)	(1,125)
Proceeds from notes payable, related parties	87,680	85,710
Repayment of notes payable, related parties	(142,163)	(157,786)
Proceeds from long term debts	346,837	109,271
Repayment of long term debts	(127,664)	(152,644)
Proceeds from convertible debts	70,000	–
Net cash provided by (used in) financing activities	209,448	(79,743)

Net increase (decrease) in cash	2,377	57,390
Cash - beginning	12,668	40,613
Cash - ending	$15,045	$98,003

Supplemental disclosures:
Interest paid	$104,352	$35,490
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$460,800	$–
Acquisition of leased assets for debt	$17,855	$–
Value of shares issued for conversion of debt	$333,000	$–
Discount on beneficial conversion features	$176,423	$–

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had debt instruments that required fair value measurement on a recurring basis.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $111,786 and $32,199 for the nine months ended September 30, 2012 and 2011, respectively.

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

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and nine months ending September 30, 2012 and 2011.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(3,985,748), and as of September 30, 2012, the Company’s current liabilities exceeded its current assets by $770,876 and its total liabilities exceeded its total assets by $561,200. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Correction of Errors

On April 13, 2012, Epazz, Inc. restated its Form 10-Q/A (the “First Amendment”) to its Interim Report for the Interim period ended September 30, 2011, which was filed with the Securities and Exchange Commission (“SEC”) on November 22, 2011 (the “Original Report”) in response to certain issues set forth in our Quarterly Report on Form 10-Q filed with the SEC on November 22, 2010 (the “Form 10-Q”). The consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and the Quarterly Reports on Form 10-Q for the three months ended March 31, 2011, the six months ended June 30, 2011 and nine months ended September 30, 2011 required restatement in order to correct errors related to the following (which reports have previously been restated):

The Company determined that it had not properly recorded the September 30, 2010 acquisition of its subsidiary, IntelliSys. Subsequently, the balance sheet has been adjusted to properly reflect the Goodwill that should have been recognized when the acquisition was initially recorded. Intangible assets, retained earnings and the Consolidated Statement of Operations have also been adjusted to correct related recording errors originally recorded at the time of the acquisition. The Company also determined that it had omitted accrued expenses that should have been recorded on the balance sheet dated September 30, 2011. Accounts payable and accrued expenses have been adjusted to correct this omission.

The Company also determined that it did not properly record stock issued in exchange for services rendered. Accordingly, the stock transaction, which was originally recorded to prepaid expense, has been reclassified to the Company’s equity account.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect on the Company’s previously issued September 30, 2011 financial statements are summarized as follows:

Balance Sheet as of September 30, 2011:

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2011	Adjustments	2011
Assets			(Restated)
Current assets:
Cash	$98,003	$–	$98,003
Accounts receivable, net	194,897	–	194,897
Deferred financing cost, current	2,317	–	2,317
Other current assets	13,252	–	13,252
Total current assets	308,469	–	308,469

Property and equipment, net	184,187	–	184,187
Intangible assets, net	347,778	186,668	534,446
Goodwill	253,588	(200,000)	53,588
Prepaid expense	1,000,000	(1,000,000)	–

Total assets	$2,094,022	$(1,013,332)	$1,080,690

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued liabilities	$115,238	$(2,153)	$113,085
Deferred revenue	204,659	–	204,659
Current maturities of capital lease obligations payable	46,537	–	46,537
Current maturities of long term debt	145,445	–	145,445
Derivative liability	122,289	–	122,289
Total current liabilities	634,168	(2,153)	632,015

Capital lease obligations payable, net of current maturities	38,687	–	38,687
Notes payable, related parties, net of current maturities	494,009	–	494,009
Long term debt, net of current maturities	257,675	–	257,675
Total liabilities	1,424,539	(2,153)	1,422,386

Stockholders' equity (deficit):
Common stock, Class A, $0.01 par value, 60,000,000 shares authorized, 30,448,294 shares issued and outstanding	304,483	–	304,483
Common stock, Class B, $0.01 par value, 60,000,000 shares authorized, 2,500,000 shares issued and outstanding	25,000	–	25,000
Additional paid in capital	2,268,360	–	2,268,360
Stockholders’ receivable, consisting of 25,000,000 shares	–	(1,000,000)	(1,000,000)
Accumulated deficit	(1,928,360)	(11,179)	(1,939,539)
Total stockholders' equity (deficit)	669,483	(1,011,179)	(341,696)

Total liabilities and stockholders' equity (deficit)	$2,094,022	$(1,013,332)	$1,080,690

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

When the acquisition of IntelliSys was originally recorded, it erroneously included pre-acquisition activity. An adjustment was made to correct this error in the most recently restated reports. On the September 30, 2011 Amended Report the following adjustments were made:

Statement of Operations for the three months ended September 30, 2011:

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2011	Adjustments	2011
			(Restated)
Revenue	$205,724	$–	$205,724

Expenses:
General and administrative	99,733	–	99,733
Salaries and wages	61,762	–	61,762
Depreciation and amortization	28,290	3,333	31,623
Total operating expenses	189,785	3,333	193,118

Net operating income	15,939	(3,333)	12,606

Other income (expense):
Interest income	2	–	2
Interest expense	(14,261)	2,153	(12,108)
Other expense	(122,289)	–	(122,289)
Total other income (expense)	(136,548)	2,153	(134,395)

Net loss	$(120,609)	$(1,180)	$(121,789)

Statement of Operations for the nine months ended September 30, 2011:

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2011	Adjustments	2011
			(Restated)
Revenue	$646,023	$–	$646,023

Expenses:
General and administrative	291,460	–	291,460
Salaries and wages	170,738	–	170,738
Depreciation and amortization	81,627	9,999	91,626
Total operating expenses	543,825	9,999	553,824

Net operating income	102,198	(9,999)	92,199

Other income (expense):
Interest income	28	–	28
Interest expense	(40,425)	2,153	(38,272)
Other expense	(122,289)	–	(122,289)
Total other income (expense)	(162,686)	2,153	(160,533)

Net loss	$(60,488)	$(7,846)	$(68,334)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following adjustments were made on the September 30, 2011 Restated Statement of Cash Flows:

	As Originally
	Reported		As Restated
	September 30,		September 30,
	2011	Adjustments	2011
			(Restated)
Cash flows from operating activities
Net loss	$(60,488)	$(7,846)	$(68,334)
Adjustments to reconcile net loss to
net cash provided by operating activities:
Depreciation and amortization	79,187	9,999	89,186
Amortization of deferred financing costs	2,441	–	2,441
Derivative expense	122,289	–	122,289
Decrease (increase) in assets:
Accounts receivable	99,635	–	99,635
Other current assets	(5,000)	–	(5,000)
Increase (decrease) in liabilities:
Accounts payable	(100,931)	(2,153)	(103,084)
Net cash provided by operating activities	137,133	–	137,133

Cash flows from financing activities
Proceeds on capital lease obligations payable	36,831	–	36,831
Payments on capital lease obligations payable	(1,125)	–	(1,125)
Proceeds from notes payable, related parties	85,710	–	85,710
Repayment of notes payable, related parties	(157,786)	–	(157,786)
Proceeds from long term debt	109,271	–	109,271
Repayment of long term debt	(152,644)	–	(152,644)
Net cash used in financing activities	(79,743)	–	(79,743)

Net increase (decrease) in cash	57,390	–	57,390
Cash - beginning	40,613	–	40,613
Cash - ending	$98,003	$–	$98,003

Supplemental disclosures:
Interest paid	$40,425	$(4,935)	$35,490
Income taxes paid	$–	$–	$–

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2012 or January 1, 2011 are as follows:

	Combined Pro Forma:
	For the nine months ended September 30,
	2012	2011
Revenue:	$919,085	$1,627,281

Expenses:
Operating expenses	2,352,693	1,404,786

Net operating income (loss)	(1,433,608)	222,495

Other income (expense)	(349,589)	(34,607)

Net income (loss)	$(1,783,197)	$(187,888)

Weighted average number of common shares
Outstanding – basic and fully diluted	137,591,052	30,448,294

Net income (loss) per share – basic and fully diluted	$(0.01)	$(0.01)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2012 and December 31, 2011:

	Fair Value Measurements at September 30, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$864,812
Goodwill	–	–	255,460
Total assets	–	–	1,120,272
Liabilities
Lines of credit	–	75,162	–
Capital leases	–	53,944	–
Long term debts	–	1,190,994	–
Notes payable, related parties	–	53,815	–
Convertible debts, net of discount of $90,947	–	174,902	–
Total Liabilities	–	1,548,817	–
	$–	$(1,548,817)	$1,120,272

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$576,598
Goodwill	–	–	140,832
Total assets	–	–	717,430
Liabilities
Capital leases	–	61,331	–
Long term debts	–	574,633	–
Notes payable, related parties	–	404,401	–
Convertible debts, net of discount of $14,978	–	64,522	–
Total Liabilities	–	1,104,887	–
	$–	$(1,104,887)	$717,430

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2012 or the year ended December 31, 2011.

Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Note 6 – Property and Equipment

Property and Equipment consists of the following:

	September 30,	December 31,
	2012	2011
Furniture and fixtures	$2,187	$2,187
Computers and equipment	312,177	181,459
Software	55,029	52,326
Assets held under capital leases	134,800	116,945
	504,193	352,917
Less accumulated depreciation and amortization	(293,374)	(207,324)
	$210,819	$145,593

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On January 31, 2012, the Company sold computer equipment with a net book value of $14,175 in exchange for proceeds of $14,175, which resulted in no gain or loss on the sale of the assets.

Depreciation expense totaled $86,051 and $56,987 for the nine months ended September 30, 2012 and 2011, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	Useful	September 30,	December 31,
Description	Life	2012	2011
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	–
Contracts – MS Health	6 Years	258,000	–
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	–
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	770,720
Less: accumulated amortization		(305,908)	(194,122)
Intangible assets, net		$864,812	$576,598

Amortization expense on intangible assets totaled $111,786 and $32,199 for the nine months ended September 30, 2012 and 2011, respectively.

Note 8 – Line of Credit

Lines of credit consisted of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$49,234	$–

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	19,757	–

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	6,171	–

Total line of credit	75,162	–
Less: current portion	(75,162)	–
Line of credit, less current portion	$–	$–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,238 and two months paid in advance, and the remaining payments paid over the next 43 months.

Lease #2 – Commenced on March 16, 2010 with monthly lease payments of $2,221 over the following 36 months.

Lease #3 – Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $116,945 at September 30, 2012 and December 31, 2011, respectively. Accumulated amortization of the leased equipment at September 30, 2012 and December 31, 2011 was $99,888 and $75,284, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2012, are as follows:

Twelve Months
Ending
September 30,	Amount
2013	$46,557
2014	20,487
2015	5,757
2016	1,872
Total minimum payments	$74,673
Less: amount representing interest	(20,729)
Present value of net minimum lease payments	53,944
Less: Current maturities of capital lease obligations	(30,283)
Long-term capital lease obligations	$23,661

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Various unsecured promissory notes carrying a 15% interest rate, due on demand from the Company’s CEO.	$11,029	$61,513

Unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	34,700	34,700

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	8,085	12,085

Secured promissory note originated on June 4, 2008 due to Star Financial Corporation, which is owned by Fay Passley, the mother of the Company’s CEO, Shaun Passley. The loan carried interest at 10%. In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. On July 2, 2012 this note and accrued interest was exchanged for a convertible promissory note in the amount of $440,849. The note is convertible at 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater.	–	296,103

Total notes payable, related parties	53,815	404,401
Less: current portion	(53,815)	(404,401)
Notes payable, related parties, less current portion	$–	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $40,625 and $-0- during the nine months ended September 30, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Convertible Debts

Convertible debts consist of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012.	$190,849	$–

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matures on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Currently in default.	32,500	–

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matures on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. Currently in default.	42,500	–

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matured on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $42,000 of principal and $2,000 interest into 6,507,576 shares of common stock during the nine months ended September 30, 2012 and $8,000 of principal into 451,977 shares of common stock during the year ended December 31, 2011.	–	42,000

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matured on March 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty-two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $37,500 of principal and $1,500 interest into 5,414,113 shares of common stock during the nine months ended September 30, 2012.	–	37,500

Total convertible debts	265,849	79,500
Less: unamortized discount on beneficial conversion feature	(90,947)	(14,978)
Convertible debts	174,902	64,522
Less: current maturities of convertible debts	(23,854)	(64,522)
Long term convertible debts	$151,048	$–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The aforementioned accounting treatment resulted in a total debt discount equal to $176,423 and $65,529 during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively. The discount is amortized from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes, totaling $440,849 and $134,500 that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the nine months ended September 30, 2012 and 2011, the Company recorded debt amortization expense in the amount of $100,454 and $27,281, respectively, attributed to the aforementioned debt discount.

During the nine months ended September 30, 2012, the Company issued a total of 61,921,689 shares pursuant to debt conversion in settlement of $329,500 of outstanding principal and $3,500 of unpaid interest, including 50,000,000 shares pursuant to debt conversion in settlement of $250,000 of outstanding principal owed to a related party (“Star Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $7,769 was amortized during the nine months ended September 30, 2012.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $7,209 was amortized during the nine months ended September 30, 2012.

On July 2, 2012, we modified a previously outstanding non-convertible debt of $342,321, consisting of $296,103 of principal and $46,218 of accrued interest in exchange for a Convertible Promissory Note with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we issued to Star a 10% Convertible Promissory Note in the original principal amount of $440,849. The modification resulted in a loss on debt modification of $98,528. The Star Convertible Note has a maturity date of July 2, 2017, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the average of the five (5) Closing Prices for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.005. The shares of common stock issuable upon conversion of the Star Convertible Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Convertible Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382 of which $66,560 was amortized during the nine months ended September 30, 2012.

On July 2, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500. The Third Asher Note has a maturity date of March 29, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082 of which $12,027 was amortized during the nine months ended September 30, 2012.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 24, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500. The Fourth Asher Note has a maturity date of April 26, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Fourth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fourth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959 of which $6,889 was amortized during the nine months ended September 30, 2012.

The Company recorded interest expense in the amount of $6,416 and $2,550 for the nine months ended September 30, 2012 and 2011, respectively related to convertible debts.

Note 12 – Long Term Debts

Long term debts consist of the following at September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011
On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	$113,473	$–

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	349,327	–

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	100,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On Deck Capital Loan – DeskFlex, Inc.:

On November 7, 2011, DeskFlex entered into a four month $20,000 note payable agreement with On Deck Capital. Payments of $183 were originally due daily on the loan. Origination fees of $500 were added to the initial loan, agreed to pay additional fees of $387 per month in servicing fees during the term of the loan and to repay the loan via daily payments of $183. The total payments due on the loan equate to an annual interest rate of 18%.

On February 15, 2012, we amended this loan agreement to increase the loan balance to $35,400, consisting of additional proceeds of $19,200, a rolled over loan balance of $10,050, an origination fee of $750 and interest amount of $5,400 to be paid over the restarted four month term of the loan via daily payments of $274.

On July 23, 2012, we amended this loan agreement again to increase the remaining unpaid loan balance to $35,400 again, consisting of additional proceeds of $23,883, a rolled over loan balance of $5,367, an origination fee of $750 and interest amount of $5,400 to be paid over the restarted four month term of the loan via daily payments of $274. The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	22,228	14,627

On Deck Capital Loan – Epazz, Inc.:

On January 3, 2012, Epazz entered into a nine month $55,800 note payable agreement with On Deck Capital. Payments of $289 were originally due daily on the loan. Proceeds of $43,875 were received on the loan, origination fees of $1,125 were added to the initial loan, along with interest of $10,800. The total payments due on the loan equate to an annual interest rate of 18%.

On May 25, 2012, we amended this loan agreement to increase the loan balance to $63,000, consisting of additional proceeds of $25,043, a rolled over loan balance of $24,957 and interest of $13,000 to be paid over the restarted nine month term of the loan via daily payments of $326.

On September 10, 2012, we again amended this loan agreement to increase the loan balance to $76,800, consisting of additional proceeds of $22,613, a rolled over loan balance of $35,887, an origination fee of $1,500 and interest of $16,800 to be paid over the revised twelve month term of the loan via daily payments of $299.

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	72,616	–

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	20,690	–

On May 15, 2011 DeskFlex entered into an unsecured $33,478 promissory note with Art Goes which is payable in monthly installments of $2,322, carries a 6% interest rate, maturing on August 15, 2012.	–	15,935

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	28,728	29,634

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	32,524	20,210

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	74,842	90,193

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	156,233	168,106

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	220,333	235,928

Total long term debt	1,190,991	574,633
Less: current portion	(244,288)	(75,565)
Long term debt, less current portion	$946,706	$499,068

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $103,437 and $8,441 for the nine months ended September 30, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Changes in Stockholder’s Equity (Deficit)

On September 11, 2012, the Company’s CEO, holding more than two-thirds voting power of the Company’s voting stock, voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of the Company’s Class A Common Stock from 300 million shares to 2 billion shares, along with amending the par value from $0.001 to $0.01 of the Company’s 40 million shares of “blank check” preferred stock, consisting of 20 million shares of Series A and 20 million shares of Series B Preferred Stock. The amendment did not have any effect on the 60 million authorized shares of Class B Common stock, other than to increase the preferential voting rights of these shares from 100 votes per share to 1,000 votes per share. Accordingly, the Articles of Incorporation were amended on September 11, 2012. The Company has 1,000 shares of Series A convertible stock and 1,000 shares of Series B convertible stock designated.

Convertible Preferred Stock, Series A

The Company has 20 million authorized shares of $0.01 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 24% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders.

On July 2, 2012, the Company issued 1,000 shares of convertible Series A preferred stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities. The total fair value of the preferred stock was $229,236 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

Convertible Preferred Stock, Series B

The Company has 20 million authorized shares of $0.01 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders.

On July 2, 2012, the Company issued a total of 1,000 shares of convertible Series B preferred stock amongst three related parties pursuant to the exchange and extension of a promissory note owed to Star Financial Corporation, a related party. The total fair value of the preferred stock was $61,130 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

Common Stock, Class A

The Company has 2 billion authorized shares of $0.01 par value class A common stock.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On July 19, 2012, the Company issued 30,000,000 shares of its $0.01 par value class A common stock to the Company’s CEO in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value class A common stock to a related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of its $0.01 par value class A common stock to another related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

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

On August 21, 2012, the Company issued 2,033,898 shares of its $0.01 par value class A common stock pursuant to the conversion of $12,000 of convertible debt, consisting of $10,500 of principal and $1,500 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 27, 2012, the Company issued 20,000,000 shares of its $0.01 par value class A common stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.

On August 27, 2012, the Company issued 2,500,000 shares of its $0.01 par value class A common stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 27, 2012, the Company issued 2,500,000 shares of its $0.01 par value class A common stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

On September 6, 2012, the Company issued 1 billion shares of its $0.01 par value class A common stock to the Company’s CEO in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The services performed and vesting periods are as follows:

Vesting	Shares	Fair
Terms	Granted	Value	Services Performed
(1)	250,000,000	$1,500,000	Base salary of 25 million shares per year over a ten year term
(2)	225,000,004	1,350,000	Compensation bonus for services provided
(2)	25,000,000	150,000	Compensation for services provided related to the acquisition of IntelliSys
(2)	25,000,000	150,000	Compensation for services provided related to the acquisition of PRM
(2)	25,000,000	150,000	Compensation for services provided related to the acquisition of DFI
(2)	25,000,000	150,000	Compensation for services provided related to the acquisition of K9 Bytes
(2)	25,000,000	150,000	Compensation for services provided related to the acquisition of AutoHire Software
(2)	33,333,333	200,000	Compensation for services provided related to the acquisition of MS Health
(3)	33,333,333	200,000	Compensation for services provided related to the acquisition of a future acquisition
(2)	33,333,333	200,000	Compensation for use of the CEO's personal residence as collateral on various loans
(4)	299,999,997	1,800,000	Compensation for future use of the CEO's personal residence as collateral on various loans
	1,000,000,000	$6,000,000

(1) Vests annually at a rate of 1/10th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

(2) Vests subject to the recognition of at least $10 million in revenues for any calendar year.

(3) Vests upon the latter of both, a) the future closing of an acquisition, and b) the recognition of at least $10 million in revenues for any calendar year.

(4) Vests annually at a rate of 1/9th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

On September 15, 2012, the Company issued 50,000,000 shares of its $0.01 par value class A common stock pursuant to the conversion of $250,000 of convertible debt owed to Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 24, 2012, the Company issued 10,343,963 shares of its $0.01 par value class A common stock in settlement of $53,968 of accounts payable owed for the purchase of computer equipment on June 16, 2012 from L&F Lawn Services, a related party. The total fair value of the common stock was $116,887 based on the closing price of the Company’s common stock on the date of grant, resulting in a loss $62,919.

Common Stock, Class B

The Company has 60,000,000 authorized shares of $0.01 par value class B common stock. The class B common stock carries preferential voting rights of 1,000 votes to each class A vote (1,000:1).

On July 1, 2012, the Company issued 3,000,000 shares of class B common stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 - Subsequent Events

Class A Common Stock Issuances

On October 1, 2012, the Company issued 9,370,640 shares of its $0.01 par value class A common stock in settlement of $44,728 of related party debt owed to Fay Passley, which consisted of $34,700 of principal and $10,028 of accrued and unpaid interest. The total fair value of the common stock was $83,899 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $39,171 loss on debt settlement.

On October 1, 2012, the Company issued 3,020,667 shares of its $0.01 par value class A common stock to L&F Lawn Services, a related party, in consideration for providing a personal guaranty on a loan obtained during 2012. The total fair value of the common stock was $26,884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 144,928 shares of its $0.01 par value class A common stock to L&F Lawn Services, a related party, as an origination fee in consideration for providing a $2,000 loan to the Company. The total fair value of the common stock was $884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 1,086,957 shares of its $0.01 par value class A common stock to Vivienne Passley, a related party, as an origination fee in consideration for providing a $13,000 loan to the Company. The total fair value of the common stock was $6,630 based on the closing price of the Company’s common stock on the date of grant.

Debt Financing

On October 9, 2012, the Company received $2,000 in exchange for an unsecured demand loan from L&F Lawn Services, a related party, bearing interest at 15% per annum.

On October 9, 2012, the Company received $13,000 in exchange for an unsecured demand loan from Vivienne Passley, a related party, bearing interest at 15% per annum.

On October 16, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $27,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 41% of the average of the three (3) lowest bid prices of the Company’s common stock during the ninety (90) trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on July 18, 2013. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the convertible note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2012. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”) AND MS HEALTH, INC., AN ILLINOIC CORPORATION (“MS HEALTH”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

Business Overview

The Company was incorporated in the State of Illinois on March 23, 2000 to create software to help college students organize their college information and resources. The idea behind the Company was that if the information and resources provided by colleges and universities was better organized and targeted toward each individual, the students would encounter a personal experience with the college or university that could lead to a lifetime relationship with the institution. This concept is already used by business software designed to retain relationships with clients, employees, vendors and partners.

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

On, or about June 18, 2008, the Company acquired Desk Flex, Inc., an Illinois corporation (“DFI”), and Professional Resource Management, Inc., an Illinois corporation (“PRMI”).

Professional Resource Management, Inc. and Desk Flex, Inc.

Professional Resource Management, Inc. was incorporated under the laws of Illinois in June 1985. On or around December 31, 1997, Professional Resource Management, Inc. established a wholly-owned subsidiary, PRM Transfer Corp. On, or around December 31, 1997, Professional Resource Management, Inc., PRM Transfer Corp. and Arthur Goes entered into a Reorganization Agreement, whereby Professional Resource Management, Inc. transferred all of its assets and liabilities to PRM Transfer Corp., with the exception of those assets pertaining to its proprietary source code or software product, Desk/Flex. Also pursuant to the Reorganization Agreement, Professional Resource Management, Inc. amended its corporate charter to change its name to Desk Flex, Inc. (“DFI”), and PRM Transfer Corp. amended its charter to change its name to Professional Resources Management, Inc. (“PRMI”). The transfer was executed in an effort by Mr. Goes to better promote the Desk/Flex product.

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

Convertible Note Funding

Asher Convertible Notes

On May 27, 2011, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $50,000 (the “Asher Convertible Notes”) from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the five lowest bid prices of the Company’s common stock during the ten trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on February 28, 2012. In the event any principal or interest is not timely paid, such amount accrues interest at 22% per annum until paid in full. Asher is prohibited from converting the Convertible Note into shares of the Company’s common stock to the extent that such conversion would result in Asher beneficially owning more than 4.99% of the Company’s common stock, subject to 61 days prior written notice to the Company from Asher of Asher’s intention to waive or modify such provision. The Company can repay the Convertible Note prior to maturity (or conversion), provided that it pays 135% of such note (and accrued and unpaid interest thereon) if the note is repaid within the first 90 days after the issuance date; 140% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 91 and 120 days after the issuance date; 145% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 121 and 150 days after the issuance date; and 150% of such note (and accrued and unpaid interest thereon) if the note is repaid during the period which is 151 days and prior to 180 days after the issuance date. After 180 days have elapsed from the issuance date the Company has no right to repay the Convertible Note.

On June 28, 2011, the Company sold Asher an additional 8% Convertible Note in the amount of $37,500 (“Asher Note #2”) on substantially similar terms as the Asher Convertible Notes described in the paragraph above, except that the maturity date of such note was March 30, 2012.

On July 2, 2012 and July 24, 2012, the Company sold Asher an additional 8% Convertible Notes in the amounts of $42,500 and $32,500, respectively, and maturity dates of March 29, 2013 and April 26, 2013, respectively. These notes carry substantially similar terms as the Asher Convertible Notes described in the first paragraph above (collectively the “Asher Convertible Notes”), with the exception of the conversion terms. These notes (“Asher Note #3” and “Asher Note #4”) provide Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 59% of the average of the three (3) lowest bid prices of the Company’s common stock during the ten (10) trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.

On October 16, 2012, the Company sold Asher another 8% Convertible Note in the amount of $27,500, and maturity date of July 18, 2013. This note carries substantially similar terms as the Asher Convertible Notes described in the first paragraph above (collectively the “Asher Convertible Notes”), with the exception of the conversion terms. This note (“Asher Note #5”) provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such Convertible Note into shares of the Company’s common stock at a conversion price equal to 41% of the average of the three (3) lowest bid prices of the Company’s common stock during the ninety (90) trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued.

As of December 7, 2012, the Company had issued a total of 12,373,666 shares in conversion of a total of $91,000 of outstanding principal and accrued interest on the Asher Convertible Notes. A total of $75,000 of principal remains outstanding on these notes as of December 7, 2012.

Related Party Convertible Notes

On July 2, 2012, we modified a previously outstanding non-convertible debt of $342,321, consisting of $296,103 of principal and $46,218 of accrued interest in exchange for a Convertible Promissory Note with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we issued to Star a 10% Convertible Promissory Note in the original principal amount of $440,849, which carries a 10% interest rate (“Star Convertible Note”) and matures on July 2, 2017. The modification resulted in a loss on debt modification of $98,528. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares.

The Company had issued 50,000,000 shares of common stock in partial conversion of $250,000 of outstanding principal on a related party note owed to Star Financial Corporation in the amount of $440,849. A total of $190,849 remains outstanding on this note as of December 7, 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2011:

	For the Three Months Ended
	September 30,		Increase /
	2012	2011	(Decrease)
		(Restated)
Revenues	$308,881	$205,724	$103,157

General and administrative	201,766	99,733	102,033
Salaries and wages	1,233,782	61,762	1,172,020
Depreciation and amortization	77,315	31,623	45,692
Bad debts	137,077	–	137,077
Total Operating Expenses	1,649,940	193,118	1,456,822

Net Operating Income (Loss)	(1,341,059)	12,606	(1,353,665)

Interest income	14	2	12
Interest expense	(167,003)	(12,108)	154,895
Other expense	(161,447)	(122,289)	39,158
Total other income (expense)	(328,436)	(134,395)	194,041

Net Loss	$(1,669,495)	$(121,789)	$1,547,706

Revenues:

For the three months ended September 30, 2012 we had revenue of $308,881 compared to revenue of $205,724 for the three months ended September 30, 2011, an increase of $103,157, or 50% from the prior period. The increase in revenues is mainly attributable to increases in our existing customer base. We expect our recent acquisitions will replenish our customer base and further restore our revenues.

General and Administrative:

General and administrative expense was $201,766 for the three months ended September 30, 2012 compared to $99,733 for the three months ended September 30, 2011, an increase of $102,033, or 102% from the prior period. The increase in general and administrative expense is due mainly to the increase in costs associated with our expansion through acquisitions.

Salaries and wages:

Salaries and wages expense was $1,233,782 for the three months ended September 30, 2012 compared to $61,762 for the three months ended September 30, 2011, an increase of $1,172,020 or 1,898% from the prior period. This increase is primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period.

Depreciation and Amortization:

We had depreciation and amortization expense of $77,315 for the three months ended September 30, 2012 compared to $31,623 for the three months ended September 30, 2011, an increase of $45,692, or 144% from the prior period. This increase is due to having a greater depreciable asset base as a result of our recent acquisitions.

Bad Debts:

Bad Debts for the three months ended September 30, 2012 were $137,077, as compared to $-0- for the three months ended September 30, 2011, an increase of $137,077, or 100% from the prior period. This increase was due to writing off aged receivables as uncollectible after a thorough review of our collectible accounts receivable during the three months ended September 30, 2012.

Net Operating Income (loss):

Net operating loss for the three months ended September 30, 2012 was ($1,341,059) compared to net operating income of $12,606 for the three months ended September 30, 2011, a decrease in net operating income of $1,353,665, or 10,738% from the prior period. The decrease in net operating income was primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period, along with increased revenues and related costs attributable to expansions through our recent acquisitions.

Other Income (Expense):

Other income (expense) was ($328,436) for the three months ended September 30, 2012 compared to ($134,395) for the three months ended September 30, 2011, an increase of $194,041 or 144% from the comparative three months ended September 30, 2011, consisting primarily of interest expense of $167,003 for the three months ended September 30, 2012 and $12,108 for the three months ended September 30, 2011, and other expense of $161,447 for the three months ended September 30, 2012 and $122,289 for the three months ended September 30, 2011. The increase was primarily due to increased interest expense on increased debt financings outstanding during the three months ended September 30, 2012 compared to the three months ended September 30, 2011, as described below under “Liquidity and Capital Resources”, along with interest expense of $85,476 related to the amortization of our debt discounts on convertible notes that was not incurred during the comparative three months ended September 30, 2011.

Net Loss:

We had net losses of $1,669,495 for the three months ended September 30, 2012 compared to $121,789 for the three months ended September 30, 2011, an increase of $1,547,706, or 1,271%, from the prior period. The increased net loss is primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period, along with increased revenues and related costs attributable to expansions through our recent acquisitions, and increased interest expense of $154,895 on increased debt financings outstanding, including $85,476 related to the amortization of our debt discounts on convertible notes that was not incurred during the comparative three months ended September 30, 2011.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011:

	For the Nine Months Ended
	September 30,		Increase /
	2012	2011	(Decrease)
		(Restated)
Revenues	$856,248	$646,023	$210,225

General and administrative	524,647	291,460	233,187
Salaries and wages	1,394,994	170,738	1,224,256
Depreciation and amortization	199,956	91,626	108,330
Bad debts	102,005	–	102,005
Total Operating Expenses	2,221,602	553,824	1,667,778

Net Operating Income (Loss)	(1,353,665)	92,199	(1,457,553)

Interest income	52	28	24
Interest expense	(250,932)	(38,272)	212,660
Other expense	(161,447)	(122,289)	39,158
Total other income (expense)	(412,327)	(160,533)	251,794

Net Loss	$(1,777,681)	$(68,334)	$(1,709,347)

Revenues:

For the nine months ended September 30, 2012 we had revenue of $856,248 compared to revenue of $646,023 for the nine months ended September 30, 2011, an increase of $210,225, or 33% from the prior period. The increase in revenues is mainly attributable to increases in our existing customer base. We expect our recent acquisitions will replenish our customer base and further restore our revenues.

General and Administrative:

General and administrative expense was $524,647 for the nine months ended September 30, 2012 compared to $291,460 for the nine months ended September 30, 2011, an increase of $233,187, or 80% from the prior period. The increase in general and administrative expense is due mainly to the increase in cost associated with our expansions through acquisitions.

Salaries and wages:

Salaries and wages expense was $1,394,994 for the nine months ended September 30, 2012 compared to $170,738 for the nine months ended September 30, 2011, an increase of $1,224,256 or 717% from the prior period. This increase is primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period, along with increased compensation pursuant to our recent expansion through acquisitions.

Depreciation and Amortization:

We had depreciation and amortization expense of $199,956 for the nine months ended September 30, 2012 compared to $91,626 for the nine months ended September 30, 2011, an increase of $108,330, or 118% from the prior period. This increase is due to having a greater depreciable asset base as a result of our recent acquisitions.

Bad Debts:

Bad Debts for the nine months ended September 30, 2012 were $102,005, as compared to $-0- for the nine months ended September 30, 2011, an increase of $102,005, or 100% from the prior period. The increase was due to writing off aged receivables as uncollectible after a thorough review of our collectible accounts receivable during the nine months ended September 30, 2012.

Net Operating Income (Loss):

Net operating loss for the nine months ended September 30, 2012 was ($1,353,665) compared to net operating income of $92,199 for the nine months ended September 30, 2011, a decrease in net operating income of $1,457,553, or 1,581% from the prior period. The decrease in net operating income was primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period, along with increased revenues and related costs attributable to expansions through our recent acquisitions.

Other Income (Expense):

Other income (expense) was ($412,327) for the nine months ended September 30, 2012 compared to ($160,533) for the nine months ended September 30, 2011, an increase of $251,794, or 157% from the comparative nine months ended September 30, 2011, consisting primarily of interest expense of $250,932 for the nine months ended September 30, 2012 and $38,272 for the nine months ended September 30, 2011, and other expense of $161,447 for the nine months ended September 30, 2012 and $122,289 for the nine months ended September 30, 2011. The increase was primarily due to increased interest expense on increased debt financings outstanding during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, as described below under “Liquidity and Capital Resources”, along with interest expense of $100,454 related to the amortization of our debt discounts on convertible notes that was not incurred during the comparative nine months ended September 30, 2011.

Net Loss:

We had a net loss of $1,777,681 for the nine months ended September 30, 2012 compared to a net loss of $68,334 for the nine months ended September 30, 2011, an increase of $1,709,347, or 2,501% from the prior period. The increased net loss is primarily due to stock based compensation granted for services of $1,180,834 that were not granted in the prior period, along with increased revenues and related costs attributable to expansions through our recent acquisitions, and increased interest expense of $212,660 on increased debt financings outstanding, including $100,454 related to the amortization of our debt discounts on convertible notes that was not incurred during the comparative nine months ended September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2012 compared to December 31, 2011.

	September 30, 2012	December 31, 2012
Total Assets	$1,425,248	$1,035,222

Total Liabilities	$1,986,448	$1,571,917

Accumulated (Deficit)	$(3,985,748)	$(2,208,067)

Stockholders’ Equity (Deficit)	$(561,200)	$(536,695)

Working Capital (Deficit)	$(770,876)	$(886,834)

We had total current assets of $94,157 as of September 30, 2012, consisting of cash of $15,044, accounts receivable, net of bad debts allowance, of $63,684, and other current assets of $15,428.

We had non-current assets of $1,331,091 as of September 30, 2012, consisting of property and equipment, net of accumulated depreciation, of $210,819; intangible assets, net of accumulated amortization, of $864,812, and goodwill of $255,460.

We had total current liabilities of $865,033 as of September 30, 2012, consisting of $164,301 of accounts payable and accrued expenses, $273,330 of deferred revenues, lines of credit of $75,162, $30,283 of the current portion of capitalized leases, and $321,957 of the current portion of notes payable. The notes payable are described in greater detail in Notes 10, 11 and 12 to the financials, included herewith.

We had negative working capital of $770,876 and a total accumulated deficit of $3,985,748 as of September 30, 2012.

We had total liabilities of $1,986,448 as of September 30, 2012, which included total current liabilities of $865,033 and long-term portions of notes payable, capital lease obligations and convertible debts of $1,121,415, which represented the long term portion of principal payments due on promissory notes and capital leases.

We had net cash used in operating activities of $34,449 for the nine months ended September 30, 2012, which primarily consisted of our net loss, as offset by non-cash adjustments of stock based compensation, depreciation and amortization, and a loss on debt modification.

We had $172,622 of net cash used in investing activities during the nine months ended September 30, 2012, which consisted of the $39,200 used to acquire subsidiaries, proceeds of $14,175 received from the sale of computer equipment and the purchase of equipment $147,597.

We had $209,448 of net cash provided by financing activities during the nine months ended September 30, 2012, which consisted of a total of $504,517 of various loan proceeds, as offset by a total of $295,069 of repayments on various loans and capital leases. We entered into the following debt financings during the three months ended September 30, 2012 through the date of this filing:

The Company received additional funds drawn on previously outstanding lines of credit in the amount of $4,658, along with repayments on the lines of credit totaling $5,020 during the three months ending September 30, 2012.

On July 2, 2012, we modified a previously outstanding non-convertible debt of $342,321, consisting of $296,103 of principal and $46,218 of accrued interest in exchange for a Convertible Promissory Note with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we issued to Star a 10% Convertible Promissory Note in the original principal amount of $440,849. The modification resulted in a loss on debt modification of $98,528. The Star Convertible Note has a maturity date of July 2, 2017, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the average of the five (5) Closing Prices for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.005. The shares of common stock issuable upon conversion of the Star Convertible Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Convertible Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On July 2, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500. The Third Asher Note has a maturity date of March 29, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On July 23, 2012, we amended a loan agreement with On Deck Capital to increase the outstanding unpaid loan balance to $35,400 again, consisting of additional proceeds of $23,883, a rolled over loan balance of $5,367, an origination fee of $750 and interest amount of $5,400 to be paid over the restarted four month term of the loan via daily payments of $274. The total payments due on the loan equate to an annual interest rate of 18%.

On July 24, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500. The Fourth Asher Note has a maturity date of April 26, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009. The shares of common stock issuable upon conversion of the Fourth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fourth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On September 10, 2012, we amended a loan agreement with On Deck Capital to increase the outstanding unpaid loan balance to $76,800, consisting of additional proceeds of $22,613, a rolled over loan balance of $35,887, an origination fee of $1,500 and interest of $16,800 to be paid over the revised twelve month term of the loan via daily payments of $299. The total payments due on the loan equate to an annual interest rate of 18%.

On October 9, 2012, the Company received $2,000 in exchange for an unsecured demand loan from L&F Lawn Services, a related party, bearing interest at 15% per annum.

On October 9, 2012, the Company received $13,000 in exchange for an unsecured demand loan from Vivienne Passley, a related party, bearing interest at 15% per annum.

On October 16, 2012, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc. (“Asher”), pursuant to which Asher agreed to purchase an 8% convertible promissory note in the amount of $27,500 from the Company, which provides Asher the right to convert the outstanding balance (including accrued and unpaid interest) of such convertible note into shares of the Company’s common stock at a conversion price equal to 41% of the average of the three (3) lowest bid prices of the Company’s common stock during the ninety (90) trading days prior to such conversion date, at any time after the expiration of 180 days from the date such Convertible Note was issued. The Convertible Note, which accrues interest at the rate of 8% per annum, is payable, along with interest thereon on July 18, 2013. The shares of common stock issuable upon conversion of the Fifth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fifth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2012, the Company issued 2,033,898 shares of its $0.01 par value class A common stock pursuant to the conversion of $12,000 of convertible debt, consisting of $10,500 of principal and $1,500 of accrued and unpaid interest.

On August 27, 2012, the Company issued 20,000,000 shares of its $0.01 par value class A common stock to the Company’s CEO in consideration for providing product development services.

On August 27, 2012, the Company issued 2,500,000 shares of its $0.01 par value class A common stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012.

On August 27, 2012, the Company issued 2,500,000 shares of its $0.01 par value class A common stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012.

On September 24, 2012, the Company issued 10,343,963 shares of its $0.01 par value class A common stock in settlement of $53,968 of accounts payable owed for the purchase of computer equipment on June 16, 2012 from L&F Lawn Services, a related party.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

The failure to timely file our Form 10-Q by November 19, 2012 triggered default provisions within two of our convertible promissory notes. Our Third Asher Note, consisting of the principal amount of $42,500, and our Fourth Asher Note, consisting of the principal amount of $32,500 were in default until the successful filing of this Form 10-Q.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On September 11, 2012, the Company’s CEO, holding more than two-thirds voting power of the Company’s voting stock, voted to amend the Company’s Articles of Incorporation and increase the number of authorized shares of the Company’s Class A Common Stock from 300 million shares to 2 billion shares, along with amending the par value from $0.001 to $0.01 of the Company’s 40 million shares of “blank check” preferred stock, consisting of 20 million shares of Series A and 20 million shares of Series B Preferred Stock. The amendment did not have any effect on the 60 million authorized shares of Class B Common stock, other than to increase the preferential voting rights of these shares from 100 votes per share to 1,000 votes per share. Accordingly, the Articles of Incorporation were amended on September 11, 2012. The Company has 1,000 shares of Series A convertible stock and 1,000 shares of Series B convertible stock designated.

Item 6. Exhibits

3.1	Articles of Amendment dated September 11, 2012 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission by Epazz, Inc. on September 14, 2012)

10.1	Executive Employment Agreement

10.2	July 2, 2012 – Convertible Promissory Note with Asher (Third Asher Note)

10.3	July 2, 2012 – Securities Purchase Agreement with Asher (Third Asher Note)

10.4	July 2, 2012 – Amendment #1 to Promissory Note with Asher (Third Asher Note)

10.5	July 24, 2012 – Convertible Promissory Note with Asher (Fourth Asher Note)

10.6	July 24, 2012 – Securities Purchase Agreement with Asher (Fourth Asher Note)

10.7	July 24, 2012 – Amendment #1 to Promissory Note with Asher (Fourth Asher Note)

10.8	October 16, 2012 – Convertible Promissory Note with Asher (Fifth Asher Note)

10.9	October 16, 2012 – Securities Purchase Agreement with Asher (Fifth Asher Note)

10.10	October 16, 2012 – Amendment #1 to Promissory Note with Asher (Fifth Asher Note)

10.11	July 7, 2012 – Convertible Promissory Note with Star Financial Corporation

10.12	July 7, 2012 – Amendment #1 to Convertible Promissory Note with Star Financial Corporation

10.13	October 9, 2012 – Promissory Note with L&F Lawn Service, Inc.

10.14	September 24, 2012 – Debt Conversion Agreement with L&F Lawn Services, Inc.

10.15	October 1, 2012 – Debt Conversion Agreement with Fay Passley

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: December 18, 2012	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

