Form 10-K
period 2012-12-31
Epazz Inc
filed 2013-06-03
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

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

Yes ☐  No ☒

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was $24,632.

There were 2,426,246,028 shares of the registrant's class A common stock outstanding as of May 29, 2013.

2

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

Asset Purchase – AutoHire Software

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”). The Company did not purchase or assume any of Igenti’s liabilities in connection with the Software Rights Agreement. The purchase price for the AutoHire Software was $170,000 payable as follows:

1) $120,000 in cash at the closing (which occurred February 1, 2010); and

2) $50,000 in the form of a promissory note (the “Igenti Note), which was subsequently paid in full.

IntelliSys, Inc., Wholly-Owned Subsidiary

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys. Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl, for an aggregate purchase price of $175,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Mr. Prahl $125,000 in cash (the “Cash Consideration”) at the Closing (as defined below) of the IntelliSys Purchase Agreement; and
(b)	The Company provided Mr. Prahl with a 6% Promissory Note in the amount of $50,000 (the “IntelliSys Note”), which had a balance of $10,520 as of December 31, 2012.

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

Asset Purchase Acquisition – MS Health Software Corporation, March 8, 2012

On March 8, 2012, the Company, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to a subsequent amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

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

Recent Events

Recent Formation of Subsidiary

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc. The Company plans to file a non-provisional patent application for its Project Flex product in the name of Cooling Technology Solutions, Inc., however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

Recent Debt Financing

On October 9, 2012, the Company received $13,000 in exchange for an unsecured promissory note payable owed to an immediate family member of the Company’s CEO that carries a 15% interest rate, and matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan.

On October 9, 2012, the Company received $2,000 in exchange for an unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO that carries a 15% interest rate, and matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan.

On October 30, 2012, Desk Flex, Inc. received additional financing of $18,085 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $16,040 as of October 30, 2012 and an origination fee of $875 and interest amount of $6,300, resulting in total indebtedness of $41,300. The revised loan terms include daily repayments of $320 over a four month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 22, 2013, Desk Flex, Inc. received additional financing of $17,541 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $28,173 as of December 31, 2012, less principal payments of $320 paid prior to the amendment in 2013, by an additional rolled over loan balance of $16,584, an origination fee of $875 and interest amount of $6,300, resulting in total indebtedness of $41,300. The revised loan terms include daily repayments of $320 over a four month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, and the remaining $51,250 was financed pursuant to a capital equipment lease with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674 and a $1 bargain purchase price upon completion of the lease payments. Both, the loan and the lease are collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.

On April 5, 2013, the Company received a loan of $70,000 from Small Business Financial Solutions, LLC (“SBFS”), of which $34,664 was paid to OnDeck Financial in settlement of total outstanding loans owed by Epazz, Inc. and Desk Flex, Inc., and origination and processing fees of $1,650 were retained by SBFS, and the remaining $33,686 was used to pay off the Fourth Asher Note and the Fifth Asher Note. The promissory note calls for 240 daily payments of $394, resulting in total repayments of $94,500, secured by any and all amounts owing to Epazz now, or in the future, from any merchant processor(s) for charges made by customers via any payment card devices, and all other assets of the Company.

Recent Convertible Debt Financing

On October 16, 2012, the Company received $27,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Fifth Asher Note”), and matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $3,389 of accrued interest, was subsequently repaid in full on April 15, 2013.

On December 12, 2012, the Company received $16,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Sixth Asher Note”), and matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $16,500 of principal and $1,827 of accrued interest, was subsequently repaid in full on April 15, 2013.

Our Products

The Company currently offers seven primary product lines. The Epazz BoxesOS v3.0 product is offered through Epazz, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc., the AutoHire software is offered through Epazz, Inc., IntelliSys offers the Integrated Plant Management Control (“IPMC”) software product, K9 Bytes offers a series of Point of Sale software products for pet care, boarding and retail pet stores and the Company developed and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services through MS Health, Inc.

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

Research and Development

The Company has spent not spent resources on research and development activities for the fiscal years ended December 31, 2012 and December 31, 2011.

Employees

We currently employ nine (9) full-time employees, all of which are provided to us by Insperity, Inc. (formerly named Administaff Companies II, L.P.), with whom we have a client service agreement to provide labor and human resource services.

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

RISKS RELATED TO OUR BUSINESS

We owed a total of $1,849,541 in liabilities as of December 31, 2012. We will need to raise additional funds to repay our obligations and continue our operations, and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2012, we had $1,849,541 in liabilities and owed approximately $1,481,095 in outstanding notes payable, which included $77,047 owed on line of credits, $43,120 owed on our capital leases; $22,085 owed to our Chief Executive and other related parties; a total of $227,681 owed on six convertible debentures, including a discount on beneficial conversion features of $139,068, or a total face value of $366,749 of convertible debts, and $1,111,162 owed to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. Our cash on hand is sufficient to fund operations for the next six months. We will need to raise additional funds to continue to operate as a going concern.

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

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at the Company’s expense, to grant a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Third Party Note (described below). On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”). The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum). The Company agreed to repay the Third Party Lender Note at the rate of $2,054 per month, which commenced in November 2010. The Third Party Lender Note is due and payable on September 30, 2020. The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement. Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, our Chief Executive Officer and director, related parties, PRMI and DFI. The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley. Finally, Shaun Passley agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note. An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

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

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA Loan”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

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

We incurred a net loss of $1,906,689 for the year ended December 31, 2012 and accumulated losses of $4,114,756 from March 2000 (inception) to December 31, 2012, in addition to having negative working capital of $681,561 at December 31, 2012. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the software development industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to increase our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

We have both the obligation and the ability to issue additional shares of our class a common stock, and the issuance of such additional shares of common and preferred stock may depress the price of our common stock.

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	As of May 29, 2013, there were 1,455,747,617 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series A Preferred Stock.
•	As of May 29, 2013, there were 242,624,603 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series B Preferred Stock.
•	As of May 29, 2013, there were 5,500,000 shares of common stock reserved for issuance upon conversion of a Convertible Class B Common Stock.
•	As of May 29, 2013, there were 24,113,210 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with Tonaquint, Inc.

Any shares of common stock issued pursuant to these conversions would further dilute the percentage ownership of existing stockholders. We may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such grant. Nonetheless, future issuances of additional shares pursuant to conversions granted could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares.

We may issue additional stock without shareholder consent.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. We currently have 39,998,000 shares of preferred stock undesignated. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

The Convertible Notes are convertible into shares of our common stock at a discount to market.

The conversion price of the $366,749 in currently outstanding Convertible Notes (principal only) sold between July 2, 2012 and December 12, 2012, of which $146,749 remains outstanding as of May 28, 2013, is convertible at various prices discounted to market as depicted in the table below, in addition to the 181,930,587 shares of Class A Common Stock issued in conversion of a total of $207,479 of principal and interest over various dates from January 1, 2013 through May 28, 2013, including 14,239,500 shares pursuant to the conversion of $14,239 of previously non-convertible related party debt. In addition, a total of $44,000 of principal convertible notes were repaid in cash during April of 2013. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.002 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.002	$0.0015	$0.0010	$0.0005

Star Financial (Related Party) July 2, 2012	As amended on March 5, 2013, convertible into the greater of (a) 50% of the average of the closing market price over the 5 days prior to the conversion request, and (b) the fixed conversion price of $0.00075 per share. Interest rate of 10%.	$104,849	52,424,500	69,899,333	104,849,000	209,698,000

Tonaquint, Inc. (First Tonaquint Note) September 10, 2012	Convertible into 60% of the average of the two lowest trading prices over the 10 days prior to the conversion request, or $0.00009, whichever is greater. Interest rate of 8% with a 22% default rate.	$41,900	20,950,000	27,933,333	41,900,000	83,800,000

		$146,749	73,374,500	97,832,667	146,749,000	293,498,000

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

In addition, the common stock issuable upon conversion of the Convertible Notes may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company's stock in the market than there is demand for that stock. When this happens the price of the Company's stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. The various Convertible Notes will be convertible into shares of our common stock at various discounts to market, which provide the holders with the ability to sell their common stock at or below market and still make a profit. In the event of such overhang, the note holders will have an incentive to sell their common stock as quickly as possible. If the share volume of our common stock (which to date has been very limited) cannot absorb the discounted shares, then the value of our common stock will likely decrease.

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

Our existing stockholders will experience substantial dilution of their investment upon conversion of the Convertible Notes. The Convertible Notes are convertible into shares of common stock at various discounted prices to market. As a result, the number of shares issuable could prove to be significantly greater in the event of a decrease in the trading price of our common stock, which decrease would cause substantial dilution to our existing stockholders. As sequential conversions and sales take place, the price of our common stock may decline, and if so, the holder of the Convertible Notes would be entitled to receive an increasing number of shares, which could then be sold, triggering further price declines and conversions for even larger numbers of shares, which would cause additional dilution to our existing stockholders and would likely cause the value of our common stock to decline.

The continuously adjustable conversion price feature of our Convertible Notes may encourage the holder of the Convertible Notes to sell short our common stock, which could have a depressive effect on the price of our common stock.

The Convertible Notes are convertible into shares of our common stock at various discounted prices to market. The significant downward pressure on the price of our common stock as the holder of the Convertible Notes converts and sells material amounts of our common stock could encourage investors to short sell our common stock. This could place further downward pressure on the price of our common stock. In addition, not only the sale of shares issued upon conversion of the Convertible Notes, but also the mere perception that these sales could occur, may adversely affect the market price of our common stock.

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

Shaun Passley beneficially owns approximately 82% of our Class A Common Stock, and 100% of our Convertible Class B Common Stock, which is entitled to 2,000 votes per share, which represents approximately 98% of our aggregate outstanding voting stock. Mr. Passley, as majority shareholder, sole director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Mr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

We currently have a sporadic, illiquid, volatile market for our common stock, the market for our common stock is and may remain sporadic, illiquid, and volatile in the future, and our common stock was previously delisted from the over-the-counter bulletin board.

We currently have a highly sporadic, illiquid and volatile market for our common stock, which market is anticipated to remain sporadic, illiquid and volatile in the future and will likely be subject to wide fluctuations in response to several factors, including, but not limited to:

•	actual or anticipated variations in our results of operations;
•	our ability or inability to generate revenues;
•	the number of shares in our public float;
•	increased competition; and
•	conditions and trends in the market for our services and products.

On July 23, 2012, our common stock was delisted from the Over-The-Counter Bulletin Board (“OTCBB”) due to the fact that no market maker quoted our common stock on the OTCBB for a period of four or more days. Since that date our common stock has traded on the OTCQB market. We have not yet determined whether we will relist our common stock on the OTC Bulletin Board or continue to be quoted on the OTCQB market maintained by the OTC Markets Group Inc. Because our common stock is traded on the OTCQB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Due to the limited volume of our shares which trade, we believe that our stock prices (bid, ask and closing prices) may not be related to the actual value of the Company, and not reflect the actual value of our common stock. Additionally, the value of our common stock could be adversely impacted by the fact that our common stock was delisted from the OTCBB, differences between the OTCQB versus the OTCBB markets and/or negative perceptions relating to such delisting. Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 309 W. Washington Street Chicago, IL 60606. The executive offices represent approximately 994 square feet. We occupy this space under a lease agreement between Epazz, Inc. and Washington-Franklin, LLC which has a three year and three month term that began on April 10, 2010 and ends on June 30, 2013, and will continue thereafter on a month-to-month basis. The monthly rent under the lease is $1,532 for the first year, $1,579 for the second year, and $1,626 for the third year. The lease may be cancelled by the landlord with ninety (90) days prior written notice.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock is quoted on the Over-the-Counter Pink Sheets under the symbol "EPAZ” OTCQB market maintained by the OTC Markets Group Inc. under the symbol "EPAZ”.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter (Quarter ended December 31, 2012)	$0.0100	$0.0025
Third Quarter (Quarter ended September 30, 2012)	$0.0450	$0.0051
Second Quarter (Quarter ended June 30, 2012)	$0.0200	$0.0100
First Quarter (Quarter ended March 31, 2012)	$0.0400	$0.0100

FISCAL YEAR ENDED DECEMBER 31, 2011:
Fourth Quarter (Quarter ended December 31, 2011)	$0.0800	$0.0300
Third Quarter (Quarter ended September 30, 2011)	$0.1300	$0.0100
Second Quarter (Quarter ended June 30, 2011)	$0.1000	$0.0200
First Quarter (Quarter ended March 31, 2011)	$0.0600	$0.0100

(b) Holders of Common Stock

As of May 28, 2013, the Company had 2,426,246,028 shares of Class A Common Stock outstanding held by approximately 54 shareholders of record. As of May 27, 2013, the closing price of the Company's shares of common stock was $0.002 per share. Island Stock Transfer Company (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock and Convertible Series B Preferred Stock

Rights to Dividends and on Liquidation. Each share of Class A Common Stock and Convertible Class B Common Stock is entitled to share equally in dividends (other than dividends declared with respect to any outstanding Preferred Stock) when and as declared by our Board of Directors. Upon liquidation, each share of Class A Common Stock and Convertible Class B Common Stock is entitled to share equally in our assets available for distribution to the holders of those shares. Any outstanding Preferred Stock would rank senior to the Class A Common Stock and Convertible Class B Common Stock in respect of liquidation rights and could rank senior to that stock in respect of dividend rights.

Voting--General. All voting power is vested in the holders of Class A Common Stock and Convertible Class B Common Stock voting together without regard to class but with votes determined as described below. However, we could in the future create a series of Preferred Stock with voting rights equal to or greater than our Class A Common Stock or Convertible Class B Common Stock ("Full Voting Preferred Stock").

Each holder of Class A Common Stock is entitled to one vote per share, and each holder of Convertible Class B Common Stock is entitled to 2,000 votes per share. Our Convertible Series A and B Preferred Stock carries no voting rights.

Non-Cumulative Voting Rights. Our Class A Common Stock and Convertible Class B Common Stock, as well as any Full Voting Preferred Stock we may issue, do not have cumulative voting rights.

Voting by Class. Holders of our Class A Common Stock and Convertible Class B Common Stock vote as one class.

Miscellaneous Rights and Provisions. There are no preemptive rights, subscription rights, or redemption provisions relating to our Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock and Convertible Series B Preferred Stock and none of the shares carries any liability for further calls. Our Class B Common Stock is convertible into shares of Class A Common on a 1:1 basis. Our Convertible Series A Preferred Stock is convertible into 60% of the issued and outstanding shares of Class A Common Stock at the time of conversion, and our Convertible Series B Preferred Stock is convertible into 10% of the issued and outstanding shares of Class A Common Stock at the time of conversion. We are not obligated to redeem or retire the Convertible Class B Common Stock, Convertible Series A Preferred Stock or Convertible Series B Preferred Stock.

Ranking. The Convertible Series A Preferred Stock ranks senior to the Convertible Series B Preferred Stock, which in turn ranks senior to the Class A Common Stock, which also ranks senior to the Convertible Class B Common Stock with respect to dividends and upon liquidation.

As of May 28, 2013, the Company had 1,000 shares of Convertible Series A Preferred Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Convertible Series A Preferred Stock.

As of May 28, 2013, the Company had 1,000 shares of Convertible Series B Preferred Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Convertible Series B Preferred Stock.

As of May 28, 2013, the Company had 5,500,000 shares of Convertible Class B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley. There is currently no market for the Company’s Convertible Class B Common Stock.

(c) Dividends

Epazz has never declared or paid dividends on its Common Stock. Epazz intends to follow a policy of retaining earnings, if any, to finance the growth of the business and does not anticipate paying any cash dividends on Common Stock in the foreseeable future (provided that it does plan to pay dividends on its preferred stock as discussed below). The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on Epazz's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

The Company has 1,000 authorized and 1,000 outstanding shares of $0.0001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million (which has not occurred to date). The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders.

The Company has 1,000 authorized and 1,000 outstanding shares of $0.0001 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million (which dividends began accruing on January 1, 2013, due to the fact that the Company had revenue of over $1 million during fiscal 2012), and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million (which has not occurred to date). The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

The following issuances of equity securities by the Company occurred during the three month period ended December 31, 2012:

Class A Common Stock

Debt Conversion Issuances

On October 1, 2012, the Company issued 9,370,640 shares of Class A Common Stock in settlement of $44,728 of related party debt owed to Fay Passley, which consisted of $34,700 of principal and $10,028 of accrued and unpaid interest. The total fair value of the common stock was $83,899 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $39,171 loss on debt settlement.

The Company claims an exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) “accredited investors”; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

Shares Issued for Services

On October 1, 2012, the Company issued 3,020,667 shares of Class A Common Stock to L&F Lawn Services, a related party, in consideration for providing a personal guaranty on a loan obtained during 2012. The total fair value of the common stock was $26,884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 144,928 shares of Class A Common Stock to L&F Lawn Services, a related party, as an origination fee in consideration for providing a $2,000 loan to the Company. The total fair value of the common stock was $884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 1,086,957 shares of Class A Common Stock to Vivienne Passley, a related party, as an origination fee in consideration for providing a $13,000 loan to the Company. The total fair value of the common stock was $6,630 based on the closing price of the Company’s common stock on the date of grant.

The foregoing securities issued for services were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages. In addition, we plan to develop a newly formed wholly-owned subsidiary, named Cooling Technology Solutions, Inc. to develop our Project Flex product, a dorm room sized refrigerator that has yet to be developed, and continue to pursue growth through acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

Results of Operations for the Years Ended December 31, 2012 and December 31, 2011:

	For the Years Ended
	December 31,		Increase /
	2012	2011	(Decrease)
Revenues	$1,193,217	$735,972	$457,245

General and administrative	698,895	413,249	285,646
Salaries and wages	1,665,429	224,164	1,441,265
Depreciation and amortization	275,076	177,031	98,045
Bad debts	2,957	82,306	(79,349)

Total Operating Expenses	2,642,357	896,750	1,745,607

Net Operating Income (Loss)	(1,449,140)	(160,778)	1,288,362

Total other income (expense)	(457,549)	(176,084)	281,465

Net Income (Loss)	$(1,906,689)	$(336,862)	$1,569,827

Revenue:

For the year ended December 31, 2012 we had revenue of $1,193,217 compared to revenue of $735,972 for the year ended December 31, 2011, an increase of $457,245 or 62% from the prior period. The increase in revenues is mainly attributable to the sales generated by our newly acquired subsidiaries.

General and Administrative:

General and administrative expenses increased by $285,646 or 69% to $698,895 for the year ended December 31, 2012 compared to general and administrative expense of $413,249 for the year ended December 31, 2011. The increase in general and administrative expense is due mainly to the increase in expenses pursuant to our expansion through our newly acquired subsidiaries, along with increased public relations costs of approximately $100,000 over the prior year.

Salaries and Wages:

Salaries and wages increased by $1,441,265 or 643% to $1,665,429 for the year ended December 31, 2012 compared to salaries and wages of $224,164 for the year ended December 31, 2011. The increase in salaries and wages is due primarily to the increase in stock based compensation of $1,224,182 pursuant to the issuance of a total of 1,000 shares of Convertible Series A Preferred Stock, 1,000 shares of Convertible Series B Preferred Stock, 3,000,000 shares of Convertible Class B Common Stock and 80,596,515 shares of Class A Common Stock granted amongst Shaun Passley, CEO, Craig Passley, Corporate Secretary and three other family members related to Shaun Passley, in addition to increased cash compensation related to additional personnel on hand pursuant to our newly acquired subsidiaries.

Depreciation and Amortization:

We had depreciation and amortization expense of $275,076 for the year ended December 31, 2012 as compared to $177,031 for the year ended December 31, 2011, an increase of $98,045 or 55% from the prior period. This increase is due to having a greater depreciable asset base as a result of our recent acquisitions.

Bad Debts:

We had bad debts expense of $2,957 for the year ended December 31, 2012 as compared to $82,306 for the year ended December 31, 2011, a decrease of $79,349 or 96% from the prior period. This decrease is due to improved monitoring and collection efforts over our accounts receivable. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Income (Loss):

Total operating expenses for the year ended December 31, 2012 were $2,642,357, compared to $896,750 for the year ended December 31, 2011, an increase of $1,745,607 or 195% from the prior period. We had net operating losses of $1,449,140 for the year ended December 31, 2012 compared to $160,778 for the year ended December 31, 2011, an increase in operating loss of $1,288,362, or 801%, from the prior period. The increase in operating loss was primarily due the increase in stock based compensation of $1,224,182 pursuant to the issuance of shares of common and preferred stock to our CEO, Shaun Passley, and other related parties.

Other Income (Expense):

Interest income was $52 for the year ended December 31, 2012 compared to $29 for the year ended December 31, 2011, an increase of $23, or 79% from the prior period. Interest income increased slightly due to having more cash on hand in interest bearing accounts during 2012.

Interest expense was $320,402 for the year ended December 31, 2012 compared to $176,113 for the year ended December 31, 2011, an increase of $144,289 or 82% from the prior period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as an increase of $105,208 of finance costs related to the amortized discount on beneficial conversion features over the $50,551 of amortized discounts recognized during the year ended December 31, 2011.

Other expense was $137,199 for the year ended December 31, 2012 compared to $-0- for the year ended December 31, 2011, an increase of $137,199 or 100% from the prior period. Other expense consisted of a loss on debt settlement of $38,671 related to the excess fair value of common stock exchanged in settlement of outstanding debt owed to a related party, and $98,528 of finance costs incurred pursuant to the modification of a convertible note with Star Financial, a related party.

Net Income (Loss):

We had a net loss of $1,906,689 for the year ended December 31, 2012 compared to $336,862 for the year ended December 31, 2011, an increased net loss of $1,569,827, or 466%, from the prior period. The increased net loss was primarily due to increased stock based compensation of $1,288,362 pursuant to the issuance of shares of common and preferred stock to our CEO, Shaun Passley, and other related parties, additional costs on servicing our newly acquired subsidiaries and the recognition of associated amortization costs on the assets acquired and additional interest expense on debts incurred to obtain those subsidiaries and related assets, and increased borrowing costs used to finance our recent acquisitions and sustain operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2012 compared to December 31, 2011.

	December 31,
	2012	2011
Total Assets	$1,378,030	$1,035,222

Total Liabilities	$1,849,541	$1,571,917

Accumulated (Deficit)	$(4,114,756)	$(2,208,067)

Stockholders’ Equity (Deficit)	$(471,511)	$(536,695)

Working Capital (Deficit)	$(681,561)	$(886,834)

We had total current assets of $105,123 as of December 31, 2012, consisting of cash of $46,101, net accounts receivable of $36,995, and other current assets of $22,027.

We had non-current assets of $1,272,907 as of December 31, 2012, consisting of $196,297 of property and equipment, net of accumulated depreciation and amortization of $326,951, intangible assets of $821,150, net of accumulated amortization of $349,570, and goodwill of $255,460 related to the purchase of the Company’s subsidiaries.

We had total current liabilities of $786,684 as of December 31, 2012, consisting of $104,727 of accounts payable, $44,129 of accrued expenses, $219,590 of deferred revenues, current portion of outstanding balances on lines of credit of $77,047, current portion of capitalized leases in the amount of $25,699, notes payable, related parties of $22,085, current maturities on convertible debentures of $74,708, net of discounts of $101,192, and current maturities on long term debts in the amount of $218,699.

We had negative working capital of $681,561 and a total accumulated deficit of $4,114,756 as of December 31, 2012.

We had total liabilities of $1,849,541 as of December 31, 2012, which included total current liabilities of $786,684, long-term portion of capitalized leases of $17,421, long-term convertible debentures of $152,973, net of discounts of $37,876 and long-term debts of $892,463, net of current portion.

We had net cash provided by operating activities of $20,264 for the year ended December 31, 2012, which was primarily due to our net loss of $31,698 after adjustments for non-cash expenses, a decrease of $108,466 in accounts receivable and $7,032 of other current assets, an increase of $63,297 in accounts payable, and decreases of $23,395 in accrued expenses and $103,438 in deferred revenues.

We had $191,677 of net cash used in investing activities for the year ended December 31, 2012, which consisted of proceeds of $14,175 received on the sale of equipment, $166,652 of cash paid for the purchase of equipment, and $39,200 related to payments on the non-financed portion of the Company’s recent business acquisitions.

We had $204,846 of net cash provided in financing activities during the year ended December 31, 2012, which represented proceeds from notes payable and convertible debts of $748,065, repayments on long term debts of $507,153 and principal payments on capital leases of $36,066.

Recent Financing Activities

Fourth quarter of 2012:

On October 9, 2012, the Company received $13,000 in exchange for an unsecured promissory note payable owed to an immediate family member of the Company’s CEO that carries a 15% interest rate, and matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan.

On October 9, 2012, the Company received $2,000 in exchange for an unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO that carries a 15% interest rate, and matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan.

On October 16, 2012, the Company received $27,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Fifth Asher Note”), and matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $3,389 of accrued interest, was subsequently repaid in full on April 15, 2013.

On December 12, 2012, the Company received $16,500 in exchange for an unsecured convertible promissory note that carries an 8% interest rate (“Sixth Asher Note”), and matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $16,500 of principal and $1,827 of accrued interest, was subsequently repaid in full on April 15, 2013.

On October 30, 2012, Desk Flex, Inc. received additional financing of $18,085 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $16,040 as of October 30, 2012 and an origination fee of $875 and interest amount of $6,300, resulting in total indebtedness of $41,300. The revised loan terms include daily repayments of $320 over a four month term. The total payments due on the loan equate to an annual interest rate of 18%.

First quarter of 2013:

On February 22, 2013, Desk Flex, Inc. received additional financing of $17,541 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $28,173 as of December 31, 2012, less principal payments of $320 paid prior to the amendment in 2013, by an additional rolled over loan balance of $16,584, an origination fee of $875 and interest amount of $6,300, resulting in total indebtedness of $41,300. The revised loan terms include daily repayments of $320 over a four month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, and the remaining $51,250 was financed pursuant to a capital equipment lease with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674 and a $1 bargain purchase price upon completion of the lease payments. Both, the loan and the lease are collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.

On April 5, 2013, the Company received a loan of $70,000 from Small Business Financial Solutions, LLC (“SBFS”), of which $34,664 was paid to OnDeck Financial in settlement of total outstanding loans owed by Epazz, Inc. and Desk Flex, Inc., and origination and processing fees of $1,650 were retained by SBFS, and the remaining $33,686 was used to pay off the Fourth Asher Note and the Fifth Asher Note. The promissory note calls for 240 daily payments of $394, resulting in total repayments of $94,500, secured by any and all amounts owing to Epazz now, or in the future, from any merchant processor(s) for charges made by customers via any payment card devices, and all other assets of the Company.

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

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2012 and 2011.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $155,448 and $80,047 for the years ended December 31, 2012 and 2011, respectively.

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

The Company didn’t have any capitalized website development costs during the years ended December 31, 2012 and 2011.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2012, and 2011, was $17,033 and $1,861, respectively. Amortization of deferred financing costs charged to operations was $25,849 and $1,772 for the years ended December 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $2,957 and $82,306 for the years ended December 31, 2012 and 2011, respectively. The allowance for doubtful accounts was $68,521 and $242,792 for the years ended December 31, 2012 and 2011, respectively.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $104,431 and $4,088 for the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,278,151 and $-0- for the years ended December 31, 2012 and 2011, respectively.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2012, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

•	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
•	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EPAZZ, INC.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $(4,114,756) and a working capital deficit of $(681,561), which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

http://www.mkacpas.com

Houston, Texas

June 3, 2013

EPAZZ, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash	$46,101	$12,668
Accounts receivable, net	36,995	148,418
Other current assets	22,027	11,113
Total current assets	105,123	172,199

Property and equipment, net	196,297	145,593
Intangible assets, net	821,150	576,598
Goodwill	255,460	140,832

Total assets	$1,378,030	$1,035,222

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$104,727	$41,430
Accrued expenses	39,537	47,075
Accrued expenses, related parties	4,592	55,497
Deferred revenue	219,590	323,028
Lines of credit	77,047	–
Current maturities of capital lease obligations payable	25,699	47,515
Notes payable, related parties	22,085	404,401
Convertible debts, net of discounts of $101,192 and $14,978, respectively	74,708	64,522
Current maturities of long term debts	218,699	75,565
Total current liabilities	786,684	1,059,033

Capital lease obligations payable, net of current maturities	17,421	13,816
Convertible debts, net of discounts of $37,876 and $-0-, respectively	152,973	–
Long term debts, net of current maturities	892,463	499,068
Total liabilities	1,849,541	1,571,917

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 and -0- shares issued and outstanding, respectively	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 and -0- shares issued and outstanding, respectively	–	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 1,177,789,125 and 30,900,281 shares issued and outstanding, respectively	117,779	3,090
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 5,500,000 and 2,500,000 shares issued and outstanding, respectively	550	250
Additional paid in capital	4,324,916	2,668,032
Stockholders' receivable, consisting of 20,000,000 and 25,000,000 shares, respectively	(800,000)	(1,000,000)
Accumulated deficit	(4,114,756)	(2,208,067)
Total stockholders' equity (deficit)	(471,511)	(536,695)

Total liabilities and stockholders' equity (deficit)	$1,378,030	$1,035,222

The accompanying notes are an integral part of these consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended December 31,
	2012	2011

Revenue	$1,193,217	$735,972

Expenses:
General and administrative	698,895	413,249
Salaries and wages	1,665,429	224,164
Depreciation and amortization	275,076	177,031
Bad debts	2,957	82,306
Total operating expenses	2,642,357	896,750

Net operating income (loss)	(1,449,140)	(160,778)

Other income (expense):
Interest income	52	29
Interest expense	(320,402)	(176,113)
Other expense	(137,199)	–
Total other income (expense)	(457,549)	(176,084)

Net loss	$(1,906,689)	$(336,862)

Weighted average number of common shares outstanding - basic and fully diluted	399,031,314	30,477,933

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible Series A		Convertible Series B		Class A		Convertible Class B					Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional	Stockholders	Accumulated	Stockholders
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Receivable	(Deficit)	(Deficit)

Balance, December 31, 2010 (Restated)	–	$–	–	$–	30,448,304	$3,045	2,500,000	$250	$2,594,548	$(1,000,000)	$(1,871,205)	$(273,362)

Shares issued for conversion of debt	–	–	–	–	451,977	45	–	–	7,955	–	–	8,000

Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	65,529	–	–	65,529

Net (loss) for the year ended December 31, 2011	–	–	–	–	–	–	–	–	–	–	(336,862)	(336,862)

Balance, December 31, 2011	–	$–	–	$–	30,900,281	$3,090	2,500,000	$250	$2,668,032	$(1,000,000)	$(2,208,067)	$(536,695)

Shares issued for services, related parties	1,000	–	1,000	–	1,075,596,515	107,560	3,000,000	300	1,008,962	200,000	–	1,316,822

Shares issued for conversion of debt, related parties	–	–	–	–	59,370,640	5,937	–	–	288,791	–	–	294,728

Shares issued for conversion of debt	–	–	–	–	11,921,689	1,192	–	–	81,808	–	–	83,000

Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	277,323	–	–	277,323

Net (loss) for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	(1,906,689)	(1,906,689)

Balance, December 31, 2012	1,000	$–	1,000	$–	1,177,789,125	$117,779	5,500,000	$550	$4,324,916	$(800,000)	$(4,114,756)	$(471,511)

The accompanying notes are an integral part of these consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(1,906,689)	$(336,862)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debts	2,957	82,306
Depreciation and amortization	119,628	96,984
Amortization of intangible assets	155,448	80,047
Amortization of deferred financing costs	25,849	1,772
Finance costs on debt modification, related party	98,528	–
Loss on debt settlements, related party	38,671	–
Amortization of discounts on convertible notes payable	155,759	50,551
Stock based compensation issued for services, related parties	1,278,151	–
Decrease (increase) in assets:
Accounts receivable	108,466	89,291
Other current assets	7,032	(130)
Increase (decrease) in liabilities:
Accounts payable	63,297	(10,530)
Accrued expenses	(4,039)	595
Accrued expenses, related parties	(19,356)	–
Deferred revenues	(103,438)	56,137
Net cash provided by operating activities	20,264	110,161

Cash flows from investing activities
Proceeds from the sale of equipment	14,175	–
Purchase of equipment	(166,652)	–
Acquisition of subsidiaries	(39,200)	(5,000)
Net cash used in investing activities	(191,677)	(5,000)

Cash flows from financing activities
Payments on capital lease obligations payable	(36,066)	(46,764)
Proceeds from notes payable, related parties	203,650	–
Repayment of notes payable, related parties	(255,163)	(138,018)
Proceeds from long term debts	386,041	134,761
Repayment of long term debts	(251,990)	(170,585)
Proceeds from convertible debts	158,374	87,500
Net cash provided by (used in) financing activities	204,846	(133,106)

Net increase (decrease) in cash	33,433	(27,945)
Cash - beginning	12,668	40,613
Cash - ending	$46,101	$12,668

Supplemental disclosures:
Interest paid	$80,023	$111,549
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$460,800	$200,000
Acquisition of leased assets for debt	$17,855	$–
Value of shares issued for conversion of debt	$333,000	$8,000
Value of shares issued for conversion of debt, related parties	$44,728	$–
Discount on beneficial conversion features	$277,323	$65,529

The accompanying notes are an integral part of these consolidated financial statements.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

MS Health develops and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services. With CMHCi, an organization will realize the benefits of increased efficiency, accountability, and productivity. CMHCi offers server-based, internet, and secure cloud computing enabling the user to access information as required. By maintaining a complete electronic client record, including data collection and reporting across multiple programs, locations, episodes of care, and service providers, CMHCi helps eliminate redundant record keeping. The scheduler component tracks client, staff, and group appointments. Easy to use, it interfaces seamlessly with service authorization tracking, service history, and billing. The integrated financial reporting component provides the basis for an efficient and comprehensive accounting system, including electronic claims and remittance, third party insurance, and client, municipality, and grantor billing.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2012 and 2011.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $155,448 and $80,047 for the years ended December 31, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company didn’t have any capitalized website development costs during the years ended December 31, 2012 and 2011.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2012, and 2011, was $17,033 and $1,861, respectively. Amortization of deferred financing costs charged to operations was $25,849 and $1,772 for the years ended December 31, 2012 and 2011, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense was $2,957 and $82,306 for the years ended December 31, 2012 and 2011, respectively. The allowance for doubtful accounts was $68,521 and $242,792 for the years ended December 31, 2012 and 2011, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $104,431 and $4,088 for the years ended December 31, 2012 and 2011, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,278,151 and $-0- for the years ended December 31, 2012 and 2011, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2012, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In February 2013, Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 did not have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 did not have a material impact on our financial position or results of operations.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 did not have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(4,114,756), and as of December 31, 2012, the Company’s current liabilities exceeded its current assets by $681,561 and its total liabilities exceeded its total assets by $471,511. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Asset Purchase Acquisitions

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $114,627 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2012 or January 1, 2011 are as follows:

	Combined Pro Forma:
	For the years ended December 31,
	2012	2011
Revenue:	$1,256,054	$1,410,294

Expenses:
Operating expenses	2,710,529	1,560,855

Net operating income (loss)	(1,454,475)	(150,561)

Other income (expense)	(457,730)	(149,004)

Net income (loss)	$(1,912,205)	$(299,565)

Weighted average number of common shares Outstanding – basic and fully diluted	399,031,314	30,477,933

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.01)

Note 4 – Fair Value of Financial Instruments

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2012 and 2011:

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$821,150
Goodwill	–	–	255,460
Total assets	–	–	1,076,610
Liabilities
Lines of credit	–	77,047	–
Capital leases	–	43,120	–
Long term debts	–	1,111,162	–
Notes payable, related parties	–	22,085	–
Convertible debts, net of discount of $139,068	–	227,681	–
Total Liabilities	–	1,481,095	–
	$–	$(1,481,095)	$1,076,610

	Fair Value Measurements at December 31, 2011
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$576,598
Goodwill	–	–	140,832
Total assets	–	–	717,430
Liabilities
Capital leases	–	61,331	–
Long term debts	–	574,633	–
Notes payable, related parties	–	404,401	–
Convertible debts, net of discount of $14,978	–	64,522	–
Total Liabilities	–	1,104,887	–
	$–	$(1,104,887)	$717,430

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2012 and 2011.

Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the years ended December 31, 2012 and 2011.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Other Current Assets

As of December 31, 2012 and 2011 other current assets included the following:

	December 31,	December 31,
	2012	2011
Deferred financing costs	$17,032	$1,861
Prepaid expenses	1,743	–
Inventoried supplies	–	1,000
Security deposits	3,252	8,252
	$22,027	$11,113

The Company recognized $25,849 and $1,772 of amortization expense related to the deferred financing costs during the years ended December 31, 2012 and 2011, respectively.

Note 6 – Property and Equipment

Property and Equipment consists of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Furniture and fixtures	$2,187	$2,187
Computers and equipment	315,572	181,459
Software	70,689	52,325
Assets held under capital leases	134,800	116,945
	523,248	352,916
Less accumulated depreciation and amortization	(326,951)	(207,323)
	$196,297	$145,593

Depreciation and amortization expense totaled $119,628 and $96,984 for the years ended December 31, 2012 and 2011, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at December 31, 2012 and 2011, respectively:

	Useful	December 31,	December 31,
Description	Life	2012	2011
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	–
Contracts – MS Health	6 Years	258,000	–
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	–
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	770,720
Less: accumulated amortization		(349,570)	(194,122)
Intangible assets, net		$821,150	$576,598

Amortization expense on intangible assets totaled $155,448 and $80,046 for the years ended December 31, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the years ended December 31, 2012 and 2011, respectively, are as follows:

	IntelliSys, Inc.	K9 Bytes, Inc.	MS Health	Total

Balance, December 31, 2010:
Goodwill	$53,588	$–	$–	$53,588
Accumulated impairment losses	–	–	–	–
	53,588	–	–	53,588

Goodwill acquired during the year	–	87,244	–	87,244
Impairment losses	–	–	–	–
Balance, December 31, 2011:
Goodwill	53,588	87,244	–	140,832
Accumulated impairment losses	–	–	–	–
	53,588	87,244	–	140,832

Goodwill acquired during the year	–	–	114,628	114,628
Impairment losses	–	–	–	–
Balance, December 31, 2012:
Goodwill	53,588	87,244	114,628	255,460
Accumulated impairment losses	–	–	–	–
	$53,588	$87,244	$114,628	$255,460

Our subsidiaries operate as a single operating segment. The fair value of the goodwill is tested for impairment in the fourth quarter, after the annual forecasting process. Our annual forecasting did not result in impairment losses during the years ended December 31, 2012 and 2011. We will perform our next earnings forecast during the fourth quarter of 2013, unless events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The fair value of our goodwill was estimated using the expected present value of future cash flows.

Note 9 – Accrued Expenses

As of December 31, 2012 and 2011 accrued expenses included the following:

	December 31,	December 31,
	2012	2011
Accrued interest	$19,509	$8,361
Accrued interest, related parties	4,592	55,497
Accrued payroll and payroll taxes	19,980	23,886
Other accrued expenses	48	14,828
	$44,129	$102,572

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Line of Credit

Lines of credit consisted of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$49,606	$–

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	19,641	–

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	7,800	–

Total line of credit	77,047	–
Less: current portion	(77,047)	–
Line of credit, less current portion	$–	$–

Note 11 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,455 and two months paid in advance, and the remaining payments paid over the next 43 months.

Lease #2 – Commenced on March 16, 2010 with monthly lease payments of $2,258 over the following 36 months.

Lease #3 – Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $116,945 at December 31, 2012 and 2011, respectively. Accumulated amortization of the leased equipment at December 31, 2012 and 2011 was $108,090 and $75,284, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2012, are as follows:

Twelve Months
Ending
December 31,	Amount
2013	$35,293
2014	13,232
2015	5,757
2016	433
Total minimum payments	$54,715
Less: amount representing interest	(11,595)
Present value of net minimum lease payments	43,120
Less: Current maturities of capital lease obligations	(25,699)
Long-term capital lease obligations	$17,421

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Various unsecured promissory notes carrying a 15% interest rate, due on demand from the Company’s CEO.	$–	$61,513

Unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. On October 1, 2012, the promissory note, consisting of $34,700 of principal & $10,028 of accrued interest, was amended and converted into 9,370,640 shares of Class A Common Stock, resulting in a loss on debt settlement of $38,671.	–	34,700

Originated October 9, 2012, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.	13,000	–

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012.	2,000	–

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	7,085	12,085

Secured promissory note originated on June 4, 2008 due to Star Financial Corporation, which is owned by Fay Passley, the mother of the Company’s CEO, Shaun Passley. The loan carried interest at 10%. In April 2010, Star Financial, agreed to modify the repayment terms of the June 2008 Note (as defined above), to provide for $100,000 to be due on August 1, 2011, $100,000 to be due on August 1, 2012, and the remaining balance of the June 2008 Note to be due on August 1, 2013 in return for junior lien on the Company’s assets. On July 2, 2012 this note and accrued interest was exchanged for a convertible promissory note in the amount of $440,849. The note is convertible at 75% of the average closing price of the Company’s common stock immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater.	–	296,103

Total notes payable, related parties	22,085	404,401
Less: current portion	(22,085)	(404,401)
Notes payable, related parties, less current portion	$–	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $41,417 and $56,206 during the years ended December 31, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 – Convertible Debts

Convertible debts consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share".	$190,849	$–

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $4,400 and legal fees of $2,500, carries an 8% interest rate (“First Tonaquint Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	56,900	–

Unsecured $16,500 convertible promissory note carries an 8% interest rate (“Sixth Asher Note”), matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $16,500 of principal and $1,827 of accrued interest, was subsequently repaid in full on April 15, 2013.	16,500	–

Unsecured $27,500 convertible promissory note carries an 8% interest rate (“Fifth Asher Note”), matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $3,389 of accrued interest, was subsequently repaid in full on April 15, 2013.	27,500	–

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matured on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $32,500 of principal and $1,300 of interest into a total of 24,461,538 shares in settlement of the outstanding debt on March 4, 2013 and March 6, 2013.	32,500	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $42,500 of principal and $1,700 of interest into a total of 23,573,529 shares of common stock in settlement of the outstanding debt between January 3, 2013 and February 26, 2013.	42,500	–

Unsecured $37,500 convertible promissory note carries an 8% interest rate (“Second Asher Note”), matured on March 30, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty-two percent (22%) interest rate in the event of default, and the debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $37,500 of principal and $1,500 interest into 5,414,113 shares of common stock in settlement of the outstanding debt on various dates between July 31, 2012 and August 21, 2012.	–	37,500

Unsecured $50,000 convertible promissory note carries an 8% interest rate (“First Asher Note”), matured on February 28, 2012. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $42,000 of principal and $2,000 interest into 6,507,576 shares of common stock on various dates between March 13, 2012 and July 24, 2012, and $8,000 of principal into 451,977 shares of common stock during the year ended December 31, 2011.	–	42,000

Total convertible debts	366,749	79,500
Less: unamortized discount on beneficial conversion feature	(139,068)	(14,978)
Convertible debts	227,681	64,522
Less: current maturities of convertible debts	(74,708)	(64,522)
Long term convertible debts	$152,973	$–

The Company recognized interest expense in the amount of $20,965 and $3,918 for the years ended December 31, 2012 and 2011, respectively related to convertible debts, including $1,874 of amortization on the $4,400 OID during the year ended December 31, 2012.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $277,323 and $65,529 during the years ended December 31, 2012 and 2011, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes, consisting of total original face values of $440,849 from Star Financial, $206,500 from Asher Enterprises and $56,900 from Tonaquint Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the years ended December 31, 2012 and 2011, the Company recorded debt amortization expense in the amount of $155,759 and $50,551, respectively, attributed to the aforementioned debt discount.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2012, the Company issued a total of 71,292,329 shares pursuant to debt conversions in settlement of $374,228 of outstanding principal and $3,500 of unpaid interest, including 50,000,000 shares pursuant to debt conversion in settlement of $250,000 of outstanding principal owed to a related party (“Star Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

On May 27, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $50,000. The First Asher Note had a maturity date of February 28, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the First Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $7,769 and $35,652 was amortized during the years ended December 31, 2012 and 2011, respectively.

On June 28, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500. The Second Asher Note had a maturity date of March 30, 2012, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Second Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $7,209 and $14,899 was amortized during the years ended December 31, 2012 and 2011, respectively.

On July 2, 2012, we modified a previously outstanding non-convertible debt of $342,321, consisting of $296,103 of principal and $46,218 of accrued interest in exchange for a Convertible Promissory Note with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we issued to Star a 10% Convertible Promissory Note in the original principal amount of $440,849. The modification resulted in a loss on debt modification of $98,528. The Star Convertible Note has a maturity date of July 2, 2017, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 75% multiplied by the Market Price (representing a discount rate of 25%). “Market Price” means the average of the five (5) Closing Prices for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.005 per share. The shares of common stock issuable upon conversion of the Star Convertible Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Convertible Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382 of which $67,284 and $-0- was amortized during the years ended December 31, 2012 and 2011, respectively.

On July 2, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500. The Third Asher Note has a maturity date of March 29, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Third Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082 of which $24,322 and $-0- was amortized during the years ended December 31, 2012 and 2011, respectively.

On July 24, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500. The Fourth Asher Note has a maturity date of April 26, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Fourth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fourth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959 of which $16,208 was amortized during the years ended December 31, 2012 and 2011, respectively.

On September 10, 2012, we entered into a Securities Purchase Agreement with Tonaquint, Inc., pursuant to which we sold to Tonaquint an 8% Convertible Promissory Note in the original principal amount of $56,900. The First Tonaquint Note has a maturity date of May 31, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the lowest two (2) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the First Tonaquint Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Tonaquint Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900 of which $24,231 and $-0- was amortized during the years ended December 31, 2012 and 2011, respectively.

On October 16, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $27,500. The Fifth Asher Note has a maturity date of July 18, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 41% multiplied by the Market Price (representing a discount rate of 59%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ninety (90) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Fifth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fifth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500 of which $7,600 and $-0- was amortized during the years ended December 31, 2012 and 2011, respectively.

On December 12, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $16,500. The Sixth Asher Note has a maturity date of September 14, 2013, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 41% multiplied by the Market Price (representing a discount rate of 59%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ninety (90) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Sixth Asher Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Sixth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500 of which $1,136 and $-0- was amortized during the years ended December 31, 2012 and 2011, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Long Term Debts

Long term debts consist of the following at December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	$13,448	$–

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	104,129	–

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	343,060	–

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	94,000	–

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

On October 30, 2012, we amended this loan agreement again to increase the remaining unpaid loan balance to $41,300, consisting of additional proceeds of $18,085, a rolled over loan balance of $16,040, an origination fee of $875 and interest amount of $6,300 to be paid over the restarted four month term of the loan via daily payments of $320.

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	28,173	14,627

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,	December 31,
	2012	2011
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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	54,088	–

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	19,483	–

On May 15, 2011 DeskFlex entered into an unsecured $33,478 promissory note with Art Goes which is payable in monthly installments of $2,322, carries a 6% interest rate, maturing on August 15, 2012.	–	15,935

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	6,234	29,634

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	10,520	20,210

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	68,436	90,193

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	153,377	168,106

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	216,214	235,928

Total long term debt	1,111,162	574,633
Less: current portion	(218,699)	(75,565)
Long term debt, less current portion	$892,463	$499,068

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $102,261 and $34,712 for the years ended December 31, 2012 and 2011, respectively.

Note 15 – Stockholders’ Equity

On May 17, 2013, the Board of Directors, consisting solely of Shaun Passley, the Company’s majority shareholder, amended the Article of Incorporation to change the par value and number of authorized shares of each class of common and series of preferred stock, in addition to the modification of the attributes and dividends. The disclosures herein reflect these modifications and the changes to the par value have been retroactively reflected throughout.

Convertible Preferred Stock, Series A

The Company has 1,000 authorized shares of $0.0001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 24% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

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

Convertible Preferred Stock, Series B

The Company has 1,000 authorized shares of $0.0001 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock, Class A

The Company has 6 billion authorized shares of $0.0001 par value Class A Common Stock.

Class A Common Stock issuances, 2012

On March 13, 2012, the Company issued 1,075,269 shares of Class A Common Stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 26, 2012, the Company issued 1,538,462 shares of Class A Common Stock pursuant to the partial conversion in the amount of $10,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 9, 2012, the Company issued 1,578,947 shares of Class A Common Stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 16, 2012, the Company issued 1,525,424 shares of Class A Common Stock pursuant to the conversion of $9,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 19, 2012, the Company issued 30,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of Class A Common Stock to a related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of Class A Common Stock to another related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On July 24, 2012, the Company issued 789,474 shares of Class A Common Stock pursuant to the conversion of $6,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 31, 2012, the Company issued 1,898,734 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 7, 2012, the Company issued 1,481,481 shares of Class A Common Stock pursuant to the conversion of $12,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 21, 2012, the Company issued 2,033,898 shares of Class A Common Stock pursuant to the conversion of $12,000 of convertible debt, consisting of $10,500 of principal and $1,500 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 27, 2012, the Company issued 20,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.

On August 27, 2012, the Company issued 2,500,000 shares of Class A Common Stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 27, 2012, the Company issued 2,500,000 shares of Class A Common Stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

On September 6, 2012, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The services performed and vesting periods are as follows:

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

On September 15, 2012, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $250,000 of convertible debt owed to Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 24, 2012, the Company issued 10,343,963 shares of Class A Common Stock in settlement of $53,968 of accounts payable owed for the purchase of computer equipment on June 16, 2012 from L&F Lawn Services, a related party. The total fair value of the common stock was $116,887 based on the closing price of the Company’s common stock on the date of grant, resulting in additional compensation of $62,919.

On October 1, 2012, the Company issued 9,370,640 shares of Class A Common Stock in settlement of $44,728 of related party debt owed to Fay Passley, which consisted of $34,700 of principal and $10,028 of accrued and unpaid interest. The total fair value of the common stock was $83,399 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $38,671 loss on debt settlement.

On October 1, 2012, the Company issued 3,020,667 shares of Class A Common Stock to L&F Lawn Services, a related party, in consideration for providing a personal guaranty on a loan obtained during 2012. The total fair value of the common stock was $26,884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 144,928 shares of Class A Common Stock to L&F Lawn Services, a related party, as an origination fee in consideration for providing a $2,000 loan to the Company. The total fair value of the common stock was $884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 1,086,957 shares of Class A Common Stock to Vivienne Passley, a related party, as an origination fee in consideration for providing a $13,000 loan to the Company. The total fair value of the common stock was $6,630 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Issuances, 2011

On December 7, 2011, the Company issued 451,977 shares of Class A Common Stock pursuant to the partial conversion in the amount of $8,000 of a $50,000 convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Convertible Common Stock, Class B

The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Convertible Class B Common Stock Issuances, 2012

On July 1, 2012, the Company issued 3,000,000 shares of Convertible Class B Common Stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

Note 16 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $955,000 and $622,000 of federal net operating loss carry forwards at December 31, 2012 and 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carry forwards	$955,000	$622,000

Net deferred tax assets before valuation allowance	$334,250	$217,700
Less: Valuation allowance	(334,250)	(217,700)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011. The Company had no uncertain tax positions as of December 31, 2012 and 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Subsequent Events

Establishment of Subsidiary

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc. The Company plans to file a non-provisional patent application for its Project Flex product in the name of Cooling Technology Solutions, Inc., however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

Debt Conversions into Class A Common Stock

On January 3, 2013, the Company issued 4,000,000 shares of Class A Common Stock pursuant to the conversion of $12,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 19, 2013, the Company issued 8,823,529 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 26, 2013, the Company issued 10,750,000 shares of Class A Common Stock pursuant to the conversion of $17,200 of convertible debt, consisting of $15,500 of principal and $1,700 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 4, 2013, the Company issued 10,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 6, 2013, the Company issued 14,461,538 shares of Class A Common Stock pursuant to the conversion of $18,800 of convertible debt, consisting of $17,500 of principal and $1,300 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 12, 2013, the Company issued 4,504,505 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2013, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $46,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 2, 2013, the Company issued 15,151,515 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2013, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $40,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 27, 2013, the Company modified a related party debt and issued 14,239,500 shares of Class A Common Stock in settlement of $14,239 of related party debt owed to Vivienne Passley, which consisted of $13,000 of principal and $1,239 of accrued and unpaid interest. The total fair value of the common stock was $28,479 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $14,240 loss on debt settlement.

Shares of Class A Common Stock Issued for Services to Related Parties

On March 5, 2013, the Company issued 12,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on an acquisition loan that originated on September 30, 2010. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 5, 2013, the Company issued 12,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on two acquisition loans that originated on October 26, 2011. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 200,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied.

On March 20, 2013, the Company issued 35,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 60,000,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012.

On May 16, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.

On May 24, 2013, the Company issued 35,500,000 shares of Class A Common Stock to Fay Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $71,000 based on the closing price of the Company’s common stock on the date of grant.

Debt Financing

On February 22, 2013, Desk Flex, Inc. received additional financing of $17,541 as part of a refinancing with OnDeck Financial, in which we increased the remaining outstanding debt of $28,173 as of December 31, 2012, less principal payments of $320 paid prior to the amendment in 2013, by an additional rolled over loan balance of $16,584, an origination fee of $875 and interest amount of $6,300, resulting in total indebtedness of $41,300. The revised loan terms include daily repayments of $320 over a four month term. The total payments due on the loan equate to an annual interest rate of 18%.

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, and the remaining $51,250 was financed pursuant to a capital equipment lease with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674 and a $1 bargain purchase price upon completion of the lease payments. Both, the loan and the lease are collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.

On April 5, 2013, the Company received a loan of $70,000 from Small Business Financial Solutions, LLC (“SBFS”), of which $34,664 was paid to OnDeck Financial in settlement of total outstanding loans owed by Epazz, Inc. and Desk Flex, Inc., and origination and processing fees of $1,650 were retained by SBFS, and the remaining $33,686 was used to pay off the Fourth Asher Note and the Fifth Asher Note. The promissory note calls for 240 daily payments of $394, resulting in total repayments of $94,500, secured by any and all amounts owing to Epazz now, or in the future, from any merchant processor(s) for charges made by customers via any payment card devices, and all other assets of the Company.

Declaration of Dividends

On January 1, 2013, the Company declared and will accrue dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 will accrue quarterly and can be paid in cash or in shares of Class A Common Stock, the amounts of which are yet undetermined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2012 for the following reasons.

•	The Company does not have an independent board of directors or audit committee or adequate segregation of duties due to the limited nature and resources of the Company;
•	All of our financial reporting and review of critical accounting areas and disclosures and material non-standard transactions is carried out by our financial reporting consultant; and
•	We have inadequate separation of duties.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

Establishment of Subsidiary

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc. The Company plans to file a non-provisional patent application for its Project Flex product in the name of Cooling Technology Solutions, Inc., however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of May 29, 2013 are as follows:

NAME	AGE	POSITION

Shaun Passley	34	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	41	Secretary

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

Nominating Committee. We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors (consisting solely of Mr. Passley) performs some of the functions associated with a Nominating Committee. We elected not to have a Nominating Committee during the year ended December 31, 2012, in that we had only two officers and one director.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2012, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2012 with senior management. The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for filing with the United States Securities and Exchange Commission. Our board of directors did not submit a formal report regarding its findings.

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

Employment Agreements

On September 6, 2012, we entered into an employment agreement with Shaun Passley, our Chief Executive Officer, President, and Chairman of the Board of Directors which had a term of ten (10) years. Compensation pursuant to the agreement calls for a base salary of $180,000 per year; of which $30,000 shall be payable annually in cash and $150,000 shall be payable in shares of the Company’s Common Stock at the rate of $0.006 per share, or 25,000,000 shares per year. In addition, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO as a bonus in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012, provided that all of the shares remain subject to forfeiture until such time, if ever, as we generate annual revenues of at least $10 million, subject to the below termination provisions. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which has been presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares have been vested to date. In the event of the termination of Mr. Passley’s employment agreement for cause by the Company or without good reason by Mr. Passley, any non-vested shares are to be cancelled and he is to be paid any consideration he is owed through the date of termination. In the event of the termination of Mr. Passley’s employment agreement for good reason (as described in the agreement) by Mr. Passley or without cause by the Company, he is due eight additional weeks of compensation and all non-vested shares vest to him immediately. In the event of the termination of Mr. Passley’s employment agreement for any other reason, he is due eight weeks of additional salary and any non-vested shares are to be cancelled.

We do not have an employment or consultant agreement with Craig Passley, our Secretary, however on March 20, 2013, we granted 60 million shares to Craig Passley for services rendered between 2012 and 2021. The shares vest annually over the 10 year period with the first 6 million vesting upon the grant date.

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

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2012, 2011 and 2010, respectively:

			Stock		All Other
Name and Principal Position	Year	Salary	Awards		Compensation	Total

Shaun Passley,(1)	2012	$82,816	$758,236	(1-6)	$-0-	$841,052
Chief Executive Officer,	2011	$23,000	$-0-		$-0-	$23,000
Chief Financial Officer, and Chairman of the Board of Directors	2010	$30,000	$800,000	(7)	$-0-	$830,000

(1)	Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2012, 2011 or 2010.
(2)	On July 1, 2012, the Company issued 3,000,000 shares of Convertible Class B Common Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(3)	On July 2, 2012, the Company issued 1,000 shares of convertible Series A Preferred Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The total fair value of the preferred stock was $229,236 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(4)	On July 19, 2012, the Company issued 30,000,000 shares of Class A Common Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.
(5)	On August 27, 2012, the Company issued 20,000,000 shares of Class A Common Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.
(6)	On September 6, 2012, the Company issued 1 billion shares of Class A Common Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares have yet vested; therefore the fair value of $6,000,000 was excluded from compensation during the year ended December 31, 2012. The services performed and vesting periods are as follows:

Vesting	Shares	Fair
Terms	Granted	Value	Services Performed
(a)	250,000,000	$1,500,000	Base salary of 25 million shares per year over a ten year term
(b)	225,000,004	1,350,000	Compensation bonus for services provided
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of IntelliSys
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of PRM
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of DFI
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of K9 Bytes
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of AutoHire Software
(b)	33,333,333	200,000	Compensation for services provided related to the acquisition of MS Health
(c)	33,333,333	200,000	Compensation for services provided related to the acquisition of a future acquisition
(b)	33,333,333	200,000	Compensation for use of the CEO's personal residence as collateral on various loans
(d)	299,999,997	1,800,000	Compensation for future use of the CEO's personal residence as collateral on various loans
	1,000,000,000	$6,000,000

(a) Vests annually at a rate of 1/10th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

(b) Vests subject to the recognition of at least $10 million in revenues for any calendar year.

(c) Vests upon the latter of both, a) the future closing of an acquisition, and b) the recognition of at least $10 million in revenues for any calendar year.

(d) Vests annually at a rate of 1/9th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

(7)	On July 29, 2010, the Company issued 20,000,000 shares of Class A Common Stock to Shaun Passley, the Company’s sole director and Chief Executive Officer as compensation for management services rendered. On May 11, 2011, the compensation agreement was amended such that the 20,000,000 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement. None of these shares have vested as of the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on May 29, 2013, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 2,376,506,528 shares of Class A Common Stock issued and outstanding, 5,500,000 shares of our Convertible Class B Common Stock issued and outstanding (which each vote 2,000 voting shares), 1,000 shares of Series A Convertible Preferred Stock (which are convertible at any time into shares totaling 60% of our outstanding Class A Common Stock) and 1,000 shares of Series B Convertible Preferred Stock (which are convertible at any time into shares totaling 10% of our outstanding Class A Common Stock) issued and outstanding as of May 29, 2013.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after May 29, 2013, through the exercise of any option, warrant or other right (including the conversion of the preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other convertible securities into shares of our common stock, unless otherwise stated. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Epazz, Inc., 309 W. Washington St., Suite 1225, Chicago, Illinois 60606.

	Class A			Convertible Class B			Convertible Series A			Convertible Series B
	Common Stock			Common Stock			Preferred Stock			Preferred Stock
Name of Beneficial	Number of		% of	Number of	% of	Total Voting	Number of	% of	Class A Common Stock Convertible	Number of	% of Class	Class A Common Stock Convertible	Total Voting
Owner(1)	Shares(2)		Class	Shares	Class(3)	Shares	Shares	Class(4)	Into	Shares	(5)	Into	Power
Officers and Directors:
Shaun Passley, CEO, CFO and Director	1,980,695,083	(6)(10)	83%	5,500,000	100%	11,000,000,000	1,000	100%	1,425,903,917	–	–	–	96%
Craig Passley, Secretary	60,010,050	(7)	3%	–	–	–	–	–	–	10	1%	2,376,507	* %
Directors and Officers as a Group (2 persons)	2,040,705,133		86%	5,500,000	100%	11,000,000,000	1,000	100%	1,425,903,917	10	1%	2,376,507	98%
5% Holders:
Fay Passley(8)	149,199,700	(11)	6%	–	–	–	–	–	–	490	49%	116,448,820	2%
Vivienne Passley(9)	81,590,643		3%	–	–	–	–	–	–	500	50%	118,825,326	1%

* less than 1%

(1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all securities owned by such person.

(2) Does not include shares of Class A Common Stock issuable upon conversion of outstanding shares of Convertible Class B Common Stock, Convertible Series A Preferred Stock or Convertible Series B Preferred Stock which are reported separately in the table or described in the footnotes below.

(3) Percentage of beneficial ownership is based upon 5,500,000 shares of Convertible Class B Common Stock outstanding as of May 29, 2013. Each share of Convertible Class B Common Stock votes 2,000 voting shares on all shareholder matters and converts at the option of the holder thereof into Class A Common Stock on a one-for-one basis.

(4) Percentage of beneficial ownership is based upon 1,000 shares of Convertible Series A Preferred Stock outstanding as of May 29, 2013. The Convertible Series A Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series A Preferred Stock) and all Convertible Series A Preferred Stock shares are convertible at the option of the holders thereof into 60% of our then outstanding Class A Common Stock.

(5) Percentage of beneficial ownership is based upon 1,000 shares of Convertible Series B Preferred Stock outstanding as of May 29, 2013. The Convertible Series B Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series B Preferred Stock) and all Convertible Series B Preferred Stock shares are convertible at the option of the holders thereof into 10% of our then outstanding Class A Common Stock.

(6) Includes 1,220,000,000 shares of Class A Common Stock which have not fully vested to date and are subject to forfeiture.

(7) Includes 54,000,000 unvested shares of Class A Common Stock issued to Craig Passley for services rendered. The remaining unvested shares vest annually over the next nine (9) years.

(8) Related Party, Fay Passley is the mother of the Company’s CEO, Shaun Passley.

(9) Related Party, Vivienne Passley is the aunt of the Company’s CEO, Shaun Passley.

(10) Includes 50 shares held in the name of IT Business Solutions Group, Inc., which is a defunct entity. Mr. Passley beneficially owns the shares.

(11) Includes 65 million shares held in the name of Star Financial Corporation, which is 100% owned by Fay Passley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Debt Financing Arrangements

On October 9, 2012, the Company received $13,000 in exchange for an unsecured promissory note payable owed to Vivienne Passley, which carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.

In March 5, 2013, Star Financial, agreed to modify the repayment terms of the June 2008 convertible promissory note carrying a balance of $190,849 at December 31, 2012 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share".

We borrow money from our Chief Executive Officer, Shaun Passley and other related parties periodically under verbal agreements. We owed $-0- and $61,513 as of December 31, 2012 and 2011, respectively. The loans are due on demand and bear interest at 15% per annum.

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

Convertible Class B Common Stock Issuances

On July 1, 2012, the Company issued 3,000,000 shares of Convertible Class B Common Stock to the Company’s CEO for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

Class A Common Stock Issuances

On July 19, 2012, the Company issued 30,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of Class A Common Stock to a related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On July 19, 2012, the Company issued 3,000,000 shares of Class A Common Stock to another related party in consideration for providing a personal guaranty and collateral on two acquisition loans during 2010 and 2011. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On August 27, 2012, the Company issued 20,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.

On August 27, 2012, the Company issued 2,500,000 shares of Class A Common Stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

On August 27, 2012, the Company issued 2,500,000 shares of Class A Common Stock to a family member of the Company’s CEO in consideration for providing a personal guaranty and collateral on two loans obtained during 2012. The total fair value of the common stock was $16,250 based on the closing price of the Company’s common stock on the date of grant.

On September 6, 2012, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied.

On September 15, 2012, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $250,000 of convertible debt owed to Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On September 24, 2012, the Company issued 10,343,963 shares of Class A Common Stock in settlement of $53,968 of accounts payable owed for the purchase of computer equipment on June 16, 2012 from L&F Lawn Services, a related party. The total fair value of the common stock was $116,887 based on the closing price of the Company’s common stock on the date of grant, resulting in additional compensation of $62,919.

On October 1, 2012, the Company issued 9,370,640 shares of Class A Common Stock in settlement of $44,728 of related party debt owed to Fay Passley, which consisted of $34,700 of principal and $10,028 of accrued and unpaid interest. The total fair value of the common stock was $83,399 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $38,671 loss on debt settlement.

On October 1, 2012, the Company issued 3,020,667 shares of Class A Common Stock to L&F Lawn Services, a related party, in consideration for providing a personal guaranty on a loan obtained during 2012. The total fair value of the common stock was $26,884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 144,928 shares of Class A Common Stock to L&F Lawn Services, a related party, as an origination fee in consideration for providing a $2,000 loan to the Company. The total fair value of the common stock was $884 based on the closing price of the Company’s common stock on the date of grant.

On October 9, 2012, the Company issued 1,086,957 shares of Class A Common Stock to Vivienne Passley, a related party, as an origination fee in consideration for providing a $13,000 loan to the Company. The total fair value of the common stock was $6,630 based on the closing price of the Company’s common stock on the date of grant.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2012 and 2011.

	2012	2011
Audit fees:
M&K CPAS, PLLC	$26,500	$5,000
Lake & Associates, CPA’s LLC	–	25,625
Audit-related fees:
M&K CPAS, PLLC	–	–
Tax fees:
M&K CPAS, PLLC	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$26,500	$30,625

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2012, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment	X
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	Form of Subscription Agreement of July 2005 Private Placement		SB-2/A	05/11/07	X	05/11/07
10.2	Promissory Note with Fay Passley		SB-2/A	09/24/07	X	09/24/07
10.3	Promissory Note with L&F Lawn Service, Inc.		SB-2/A	09/24/07	X	09/24/07
10.4	Promissory Note with Shaun Passley		SB-2/A	09/24/07	X	09/24/07
10.5	Stock Purchase Agreement with DFI, PRMI and Arthur Goes		8-K	06/18/08	X	06/24/08
10.6	Promissory Note between Epazz, Inc. and Arthur Goes		8-K	06/18/08	X	06/24/08
10.7	Security Agreement with Arthur Goes		8-K	06/18/08	X	06/24/08
10.8	June 2008 Promissory Note with Star Financial Corporation		10-Q	06/30/08	X	08/19/08
10.9	Debt Conversion Agreement		10-Q	03/31/09	X	05/19/09
10.10	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation		10-K	12/31/09	X	04/16/10
10.11	Software Product Asset Purchase Agreement		10-K	12/31/09	X	04/16/10
10.12	Stock Purchase Agreement		10-Q	09/30/10	X	11/22/10
10.13	Promissory Note with Paul Prahl		10-Q	09/30/10	X	11/22/10
10.14	Third Party Lender Note		10-Q	09/30/10	X	11/22/10
10.15	Third Party Lender Note Security Agreement		10-Q	09/30/10	X	11/22/10
10.16	Securities Purchase Agreement (May 2011)		10-Q	06/30/11		08/17/11
10.17	Convertible Promissory Note (May 2011)		10-Q	06/30/11		08/17/11
10.18	Securities Purchase Agreement (June 2011)		10-Q	06/30/11		08/17/11
10.19	Convertible Promissory Note (June 2011)		10-Q	06/30/11		08/17/11
10.20	Purchase Contract and Receipt Agreement – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.21	Bill of Sale – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.22	Balloon Installment Promissory Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.23	Small Business Finance – U.S. Small Business Administration Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.24	Consulting Agreement 0 K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.25	Agreement Not to Compete – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.26	Asset Purchase Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.27	Promissory Note – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.28	Covenant Not to Compete; Consulting Agreement Non-Competition and Consulting Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.29	Security Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.30	Small Business Administration Note – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.31	Executive Employment Agreement – Shaun Passley		10-Q	09/30/12	X	12/18/12

10.32	July 2, 2012 – Convertible Promissory Note with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12
10.33	July 2, 2012 – Securities Purchase Agreement with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12
10.34	July 2, 2012 – Amendment #1 to Promissory Note with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12
10.35	July 24, 2012 – Convertible Promissory Note with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.36	July 24, 2012 – Securities Purchase Agreement with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.37	July 24, 2012 – Amendment #1 to Promissory Note with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.38	October 16, 2012 – Convertible Promissory Note with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.39	October 16, 2012 – Securities Purchase Agreement with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.40	October 16, 2012 – Amendment #1 to Promissory Note with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.41	July 7, 2012 – Convertible Promissory Note with Star Financial Corporation		10-Q	09/30/12	X	12/18/12
10.42	July 7, 2012 – Amendment #1 to Convertible Promissory Note with Star Financial Corporation		10-Q	09/30/12	X	12/18/12
10.43	October 9, 2012 – Promissory Note with L&F Lawn Service, Inc.		10-Q	09/30/12	X	12/18/12
10.44	September 24, 2012 – Debt Conversion Agreement with L&F Lawn Services, Inc.		10-Q	09/30/12	X	12/18/12
10.45	October 1, 2012 – Debt Conversion Agreement with Fay Passley		10-Q	09/30/12	X	12/18/12
10.49	December 12, 2012 – Convertible Promissory Note with Asher (Sixth Asher Note)	X
10.50	December 12, 2012 – Securities Purchase Agreement with Asher (Sixth Asher Note)	X
10.51	December 12, 2012 – Amendment #1 to Promissory Note with Asher (Sixth Asher Note)	X
10.52	September 10, 2012 – Convertible Promissory Note with Tonaquint, Inc. (First Tonaquint Note)	X
10.53	September 10, 2012 – Amendment #1 to Promissory Note with Tonaquint, Inc. (First Tonaquint Note)	X
10.54	August 10, 2012 – Equipment Finance Agreement with Direct Credit Funding, Inc.	X
16.1	Letter from Lake & Associates, CPA’s LLC		8-K	4/20/12	X	4/20/12
31.1	Certification of Shaun Passley pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Shaun Passley pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Schema Document	X
101.CAL*	XBRL Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Labels Linkbase Document	X
101.PRE*	XBRL Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: June 3, 2013	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

