Form 10-Q
period 2013-03-31
Epazz Inc
filed 2013-06-14
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐   No ☒

The number of shares of the issuer’s Class A common stock outstanding as of June 12, 2013, was 2,426,246,028 shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash	$14,022	$46,101
Accounts receivable, net	38,465	36,995
Other current assets	42,309	22,027
Total current assets	94,796	105,123

Property and equipment, net	163,927	196,297
Intangible assets, net	777,488	821,150
Goodwill	255,460	255,460

Total assets	$1,291,671	$1,378,030

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$18,000	$–
Accounts payable and accrued expenses	118,287	129,651
Accrued expenses, related parties	24,488	19,205
Deferred revenue	231,644	219,590
Lines of credit	76,003	77,047
Current maturities of capital lease obligations payable	28,928	25,699
Notes payable, related parties	20,868	22,085
Convertible debts, net of discounts of $51,092 and $101,192, respectively	83,788	74,708
Current maturities of long term debts	245,106	218,699
Total current liabilities	847,112	786,684

Capital lease obligations payable, net of current maturities	9,309	17,421
Convertible debts, net of discounts of $15,730 and $37,876, respectively	90,139	152,973
Long term debts, net of current maturities	930,901	892,463
Total liabilities	1,877,461	1,849,541

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 1,600,828,697 and 1,177,789,125 shares issued and outstanding, respectively	160,082	117,779
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 5,500,000 and 2,500,000 shares issued and outstanding, respectively	550	550
Additional paid in capital	4,584,905	4,324,916
Stockholders' receivable, consisting of 20,000,000 shares	(800,000)	(800,000)
Accumulated deficit	(4,531,327)	(4,114,756)
Total stockholders' equity (deficit)	(585,790)	(471,511)

Total liabilities and stockholders' equity (deficit)	$1,291,671	$1,378,030

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Revenue	$208,010	$114,477

Expenses:
General and administrative	121,231	130,750
Salaries and wages	216,153	93,515
Depreciation and amortization	76,775	47,474
Bad debts (recoveries)	(8,785)	7,775
Total operating expenses	405,374	279,514

Net operating loss	(197,364)	(165,037)

Other income (expense):
Other income	–	180
Loss on convertible debt modification, related party	(81,792)	–
Interest income	–	5
Interest expense	(119,415)	(41,075)
Total other income (expense)	(201,207)	(40,890)

Net loss	$(398,571)	$(205,927)

Weighted average number of common shares outstanding - basic and fully diluted	1,283,603,738	31,112,972

Net loss per share - basic and fully diluted	$(0.00)	$(0.01)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(398,571)	$(205,927)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	(8,785)	7,775
Depreciation and amortization	33,113	22,547
Amortization of intangible assets	43,662	24,462
Amortization of deferred financing costs	9,903	465
Amortization of discounts on convertible notes payable	72,246	14,978
Loss on convertible debt modification, related party	81,792	–
Stock based compensation issued for services, related parties	91,500	–
Decrease (increase) in assets:
Accounts receivable	7,315	94,198
Other current assets	(14,258)	(2,295)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(8,364)	21,153
Accrued expenses, related parties	5,283	–
Deferred revenues	12,054	(9,270)
Net cash used in operating activities	(73,110)	(31,914)

Cash flows from investing activities
Proceeds from the sale of equipment	–	14,175
Purchase of equipment	(743)	–
Acquisition of subsidiaries	–	(39,200)
Net cash used in investing activities	(743)	(25,025)

Cash flows from financing activities
Payments on capital lease obligations payable	(4,883)	(18,820)
Proceeds from notes payable, related parties	41,600	16,580
Repayment of notes payable, related parties	(42,817)	–
Proceeds from long term debts	108,432	110,603
Repayment of long term debts	(60,558)	(43,224)
Net cash provided by financing activities	41,774	65,139

Net increase (decrease) in cash	(32,079)	8,200
Cash - beginning	46,101	12,668
Cash - ending	$14,022	$20,868

Supplemental disclosures:
Interest paid	$32,991	$23,934
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$460,800
Acquisition of leased assets for debt	$–	$17,855
Value of shares issued for conversion of debt	$83,000	$10,000
Value of shares issued for conversion of debt, related parties	$46,000	$–
Dividends payable declared	$18,000	$–
Deferred financing costs	$15,927	$–

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2012 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
Cooling Technology Solutions, Inc.	Illinois	Subsidiary	CTS

(1)All subsidiaries are wholly-owned subsidiaries of Epazz, Inc.

(2)All entities are in the form of Corporations.

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health and CTS will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $43,662 and $24,462 for the three months ended March 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and three months ending March 31, 2013 and 2012.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $91,500 and $-0- for the three months ended March 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(4,531,327), and as of March 31, 2013, the Company’s current liabilities exceeded its current assets by $752,316 and its total liabilities exceeded its total assets by $585,790. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3 – Subsidiary Formation

Subsidiary Formation – Cooling Technology Solutions, Inc., March 4, 2013

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

Note 4 – Asset Purchase Acquisitions

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2013 or January 1, 2012 are as follows:

	Combined Pro Forma:
	For the three months ended
	March 31,
	2013	2012
Revenue:	$208,010	$177,314

Expenses:
Operating expenses	405,374	347,686

Net operating income (loss)	(197,364)	(170,372)

Other income (expense)	(201,207)	(41,071)

Net income (loss)	$(398,571)	$(211,443)

Weighted average number of common shares outstanding – basic and fully diluted	1,283,603,738	31,112,972

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.01)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2013 and December 31, 2012:

	Fair Value Measurements at March 31, 2013
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$777,488
Goodwill	–	–	255,460
Total assets	–	–	1,032,948
Liabilities
Lines of credit	–	76,003	–
Capital leases	–	38,237	–
Long term debts	–	1,111,162	–
Notes payable, related parties	–	20,868	–
Convertible debts, net of discount of $66,822	–	173,927	–
Total Liabilities	–	1,485,042	–
	$–	$(1,485,042)	$1,032,948

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$821,150
Goodwill	–	–	255,460
Total assets	–	–	1,076,610
Liabilities
Lines of credit	–	77,047	–
Capital leases	–	43,120	–
Long term debts	–	1,111,162	–
Notes payable, related parties	–	22,085	–
Convertible debts, net of discount of $139,068	–	227,681	–
Total Liabilities	–	1,481,095	–
	$–	$(1,481,095)	$1,076,610

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2013 and the year ended December 31, 2012.

Level 2 liabilities consist of various debt arrangements, and Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the three months ended March 31, 2013 and the year ended December 31, 2012.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6 – Property and Equipment

Property and Equipment consists of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Furniture and fixtures	$2,187	$2,187
Computers and equipment	319,018	318,275
Software	67,986	67,986
Assets held under capital leases	134,800	134,800
	523,991	523,248
Less accumulated depreciation and amortization	(360,064)	(326,951)
	$163,927	$196,297

Depreciation expense totaled $33,113 and $22,547 for the three months ended March 31, 2013 and 2012, respectively.

Note 7 – Intangible Assets

Intangible assets consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	Useful	March 31,	December 31,
Description	Life	2013	2012
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	1,170,720
Less: accumulated amortization		(393,232)	(349,570)
Intangible assets, net		$777,488	$821,150

Amortization expense on intangible assets totaled $43,662 and $24,462 for the three months ended March 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8 – Lines of Credit

Lines of credit consisted of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$49,939	$49,606

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	19,658	19,641

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	6,406	7,800

Total line of credit	76,003	77,047
Less: current portion	(76,003)	(77,047)
Line of credit, less current portion	$–	$–

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

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $134,800 at March 31, 2013 and December 31, 2012, respectively. Accumulated amortization of the leased equipment at March 31, 2013 and December 31, 2012 was $116,292 and $108,090, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2013, are as follows:

Twelve Months
Ending
March 31,	Amount
2014	$35,783
2015	5,757
2016	4,750
Total minimum payments	$54,715
Less: amount representing interest	(8,053)
Present value of net minimum lease payments	38,237
Less: Current maturities of capital lease obligations	(28,928)
Long-term capital lease obligations	$9,309

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Originated October 9, 2012, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.	$13,000	$13,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012.	2,000	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	5,868	7,085

Total notes payable, related parties	20,868	22,085
Less: current portion	(20,868)	(22,085)
Notes payable, related parties, less current portion	$–	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $791 and $13,449 during the three months ended March 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Convertible Debts

Convertible debts consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013 and subsequently $40,000 into another 50,000,000 shares pursuant to debt conversion on April 10, 2013.	$144,849	$190,849

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $4,400 and legal fees of $2,500, carries an 8% interest rate (“First Tonaquint Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $5,000 of outstanding principal into 4,504,505 shares pursuant to debt conversion on March 12, 2013.	51,900	56,900

Unsecured $16,500 convertible promissory note carries an 8% interest rate (“Sixth Asher Note”), matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $16,500 of principal and $1,827 of accrued interest, was subsequently repaid in full on April 15, 2013.	16,500	16,500

Unsecured $27,500 convertible promissory note carries an 8% interest rate (“Fifth Asher Note”), matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $3,389 of accrued interest, was subsequently repaid in full on April 15, 2013.	27,500	27,500

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matured on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $32,500 of principal and $1,300 of interest into a total of 24,461,538 shares in settlement of the outstanding debt on March 4, 2013 and March 6, 2013.	–	32,500

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $42,500 of principal and $1,700 of interest into a total of 23,573,529 shares of common stock in settlement of the outstanding debt between January 3, 2013 and February 26, 2013.	–	42,500

Total convertible debts	240,749	366,749
Less: unamortized discount on beneficial conversion feature	(66,822)	(139,068)
Convertible debts	173,927	227,681
Less: current maturities of convertible debts	(83,788)	(74,708)
Long term convertible debts	$90,139	$152,973

The Company recognized interest expense in the amount of $6,484 and $1,542 for the three months ended March 31, 2013 and 2012, respectively, related to convertible debts.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $-0- and $277,323 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

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

During the three months ended March 31, 2013 and 2012, the Company recorded debt amortization expense in the amount of $72,246 and $-0-, respectively, attributed to the aforementioned debt discount, including $1,506 of amortization on the $4,400 OID during the three months ended March 31, 2013.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended March 31, 2013, the Company issued a total of 102,539,572 shares pursuant to debt conversions in settlement of $126,000 of outstanding principal and $3,000 of unpaid interest, including 50,000,000 shares pursuant to debt conversion in settlement of $46,000 of outstanding principal owed to a related party (“Star Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $-0- and $7,769 was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $-0- and $7,209 was amortized during the three months ended March 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382 of which $13,377 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082 of which $11,760 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959 of which $11,751 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900 of which $19,472 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500 of which $9,000 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500 of which $5,380 and $-0- was amortized during the three months ended March 31, 2013 and 2012, respectively.

Note 12 – Long Term Debts

Long term debts consist of the following at March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012
On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	$49,577	$–

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	51,250	–

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	12,734	13,448

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	104,772	104,129

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	335,329	343,060

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	94,000	94,000

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

On February 8, 2013, we again amended this loan agreement again to increase the remaining unpaid loan balance to $41,300, consisting of additional proceeds of $17,541, a rolled over loan balance of $16,584, an origination fee of $875 and interest amount of $6,300 to be paid over the restarted four month term of the loan via daily payments of $320.

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.

	33,296	28,173

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.

	35,859	54,088

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	17,449	19,483

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	5,324	6,234

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	9,700	10,520

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	65,332	68,436

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	149,434	153,377

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	211,951	216,214

Total long term debt	1,176,007	1,111,162
Less: current portion	(245,106)	(218,699)
Long term debt, less current portion	$930,901	$892,463

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $39,894 and $35,040 for the three months ended March 31, 2013 and 2012, respectively.

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

Declaration of Dividends

On January 1, 2013, the Company declared and accrued estimated dividends of $18,000 on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012 based on 1.5% of the estimated 2013 annual revenues. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 will accrue quarterly and can be paid in cash or in shares of Class A Common Stock, the exact amounts of which are yet undetermined.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Loss on Convertible Debt Modification to Related Party

On March 5, 2013, we amended a convertible promissory note with Star Financial Corporation, which then carried a balance of $190,849, to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792. This value was determined using the value of the shares assuming the note was converted pursuant to the respective conversion terms on the date of modification. The total value of the shares after modification was $272,641, compared to the $190,849 value preceding the modification, resulting in a loss on modification of $81,792.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 14 - Subsequent Events

Debt Conversions into Class A Common Stock

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2013. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”) AND COOLING TECHNOLOGY SOLUTIONS, INC., AN ILLINOIS CORPORATION (“CST”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Cooling Technology Solutions, Inc.

On March 4, 2013, we formed a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc. The Company plans to file a non-provisional patent application for its Project Flex product in the name of Cooling Technology Solutions, Inc. to develop a dorm room sized refrigerator that has yet to be developed, however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012:

	For the Three Months Ended
	March 31,		Increase /
	2013	2012	(Decrease)
Revenues	$208,010	$114,477	$93,533

General and Administrative	121,231	130,750	(9,519)
Salaries and Wages	216,153	93,515	122,638
Depreciation and Amortization	76,775	47,474	29,301
Bad Debts (Recoveries)	(8,785)	7,775	(16,560)

Total Operating Expenses	405,374	279,514	125,860

Net Operating Loss	(197,364)	(165,037)	35,327

Total Other Income (Expense)	(201,207)	(40,890)	160,317

Net Loss	$(398,571)	$(205,927)	$192,644

Revenues:

For the three months ended March 31, 2013 we had revenue of $208,010 compared to revenue of $114,477 for the three months ended March 31, 2012, an increase of $93,533 or 82% from the comparative period. The increase in revenues is mainly attributable to the sales generated by our K9 Bytes subsidiary that was acquired on March 28, 2012.

General and Administrative:

General and administrative expenses decreased by $9,519 or 7% to $121,231 for the three months ended March 31, 2013 compared to general and administrative expense of $130,750 for the three months ended March 31, 2012. The decrease in general and administrative expense is due primarily to decreased professional fees as a result of not beginning our year-end accounting and auditing process until the second quarter of 2013.

Salaries and Wages:

Salaries and wages increased by $122,638 or 131% to $216,153 for the three months ended March 31, 2013 compared to salaries and wages of $93,515 for the three months ended March 31, 2012. The increase in salaries and wages is due primarily to the increase in stock based compensation of $91,500 pursuant to the issuance of a total of 66,500,000 shares of Class A Common Stock granted amongst Shaun Passley, CEO, Craig Passley, Corporate Secretary and Vivienne Passley, in addition to increased cash compensation related to additional personnel on hand pursuant to our K9 Bytes subsidiary that was acquired on March 28, 2012. Another 254,000,000 shares valued at a total of $454,000 were issued that have not vested, and are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares were issued for services during the three months ending March 31, 2012.

Depreciation and Amortization:

We had depreciation and amortization expense of $76,775 for the three months ended March 31, 2013 as compared to $47,474 for the three months ended March 31, 2012, an increase of $29,301 or 62% from the comparative period. This increase is due to having a greater depreciable asset base as a result of our acquisition of K9 Bytes on March 28, 2012.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $8,785 for the three months ended March 31, 2013 as compared to bad debts expense of $7,775 for the three months ended March 31, 2012, a decrease in bad debts expense of $16,560 or 213% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts as a result of improved monitoring and collection efforts over our accounts receivable. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Loss:

Total operating expenses for the three months ended March 31, 2013 were $405,374, compared to $279,514 for the three months ended March 31, 2012, an increase of $125,860 or 45% from the comparative period. We had net operating losses of $197,364 for the three months ended March 31, 2013 compared to $165,037 for the three months ended March 31, 2012, an increase in operating loss of $32,327, or 20%, from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties, as diminished by our increased revenues.

Other Income (Expense):

Loss on convertible debt modification, related party was $81,792 for the three months ended March 31, 2013 compared to $-0- for the three months ended March 31, 2012, an increase of $81,792 or 100% from the comparative period. The current period loss on debt modification was due to an amended convertible promissory note with Star Financial Corporation, which at the time of modification carried a balance of $190,849. We amended the convertible promissory note to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792.

Interest expense was $119,415 for the three months ended March 31, 2013 compared to $41,075 for the three months ended March 31, 2012, an increase of $78,340 or 191% from the comparative period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as an increase of $57,268 of finance costs related to the amortized discount on beneficial conversion features over the $14,978 of amortized discounts recognized during the three months ended March 31, 2012.

Net Loss:

We had a net loss of $398,571 for the three months ended March 31, 2013 compared to $205,927 for the three months ended March 31, 2012, an increased net loss of $192,644, or 94%, from the comparative period. The increased net loss was primarily due to increased stock based compensation and a loss on convertible debt modification issued to related parties in the combined amount of $173,292, additional debt servicing costs and the recognition of associated amortization costs on debt discounts related to beneficial conversion features, as diminished by our increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2013 compared to March 31, 2012.

	March 31,	December 31,
	2012	2012
Total Assets	$1,291,671	$1,378,030

Total Liabilities	$1,877,461	$1,849,541

Accumulated (Deficit)	$(4,531,327)	$(4,114,756)

Stockholders’ Equity (Deficit)	$(585,790)	$(471,511)

Working Capital (Deficit)	$(752,316)	$(681,561)

We had total current assets of $94,796 as of March 31, 2013, consisting of cash of $14,022, net accounts receivable of $38,465, and other current assets of $42,309.

We had non-current assets of $1,196,875 as of March 31, 2013, consisting of $163,927 of property and equipment, net, including accumulated depreciation and amortization of $360,064, intangible assets of $777,488, net, including $393,232 of accumulated amortization and goodwill of $255,460 related to the purchase of our subsidiaries.

We had total current liabilities of $847,112 as of March 31, 2013, consisting of $18,000 of dividends payable in stock or cash at the election of management, $142,775 of accounts payable and accrued expenses, $231,644 of deferred revenues, current portion of outstanding balances on lines of credit of $76,003, current portion of capitalized leases in the amount of $28,928, notes payable, related parties of $20,868, current maturities on convertible debentures of $83,788, net of discounts of $51,092, and current maturities on long term debts in the amount of $245,106.

We had negative working capital of $752,316 and a total accumulated deficit of $4,531,327 as of March 31, 2013.

We had total liabilities of $1,877,461 as of March 31, 2013, which included total current liabilities of $847,112, long-term portion of capitalized leases of $9,309, long-term convertible debentures of $90,139, net of discounts of $15,730 and long-term debts of $930,901, net of current portion.

We had net cash used in operating activities of $73,110 for the three months ended March 31, 2013, which was primarily due to our net loss of $75,140 after adjustments for non-cash operating expenses, a decrease of $7,315 in accounts receivable, an increase of $14,258 of other current assets, and a decrease of $3,081 in accounts payable and accrued expenses, and an increase of $12,054 in deferred revenues.

We had $743 of net cash used in investing activities for the three months ended March 31, 2013, which consisted of $743 of cash paid for the purchase of equipment.

We had $41,774 of net cash provided in financing activities during the three months ended March 31, 2013, which represented proceeds from notes payable and convertible debts of $150,032, repayments on long term debts of $103,375 and principal payments on capital leases of $4,883.

Declaration of Dividends

On January 1, 2013, the Company declared and accrued estimated dividends of $18,000 on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012 based on 1.5% of the estimated 2013 annual revenues. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 will accrue quarterly and can be paid in cash or in shares of Class A Common Stock, the exact amounts of which are yet undetermined.

Recent Financing Activities

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

Second quarter of 2013:

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

Recent Debt Conversions

First quarter of 2013:

During the three months ended March 31, 2013, we issued a total of 102,539,572 shares of common stock pursuant to debt conversions of a total of $126,000 of principal and $3,000 of accrued interest during the three months ended March 31, 2013, of which, 50,000,000 shares of common stock were issued in conversion of $46,000 of outstanding principal on a related party note owed to Star Financial Corporation. In addition, during April of 2013, we issued a total of 65,151,515 shares of common stock pursuant to total principal debt conversions of a $50,000, of which, 50,000,000 shares of common stock were issued in conversion of $40,000 of outstanding principal on a related party note owed to Star Financial Corporation. We also issued 14,239,500 shares of common stock to Vivienne Passley in settlement $28,479 of related party debt that hadn’t previously been convertible.

A total of $146,749 remains outstanding as of the date of this filing, and is convertible at various hypothetical prices discounted to market as depicted in the table below:

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

Recent Shares of Common Stock Issued for Services

First quarter of 2013:

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to related parties, and the Company expects to continue this practice. In the three months ended March 31, 2013, the Company granted a total of 320,500,000 shares of common stock valued at a total of $491,500 in lieu of cash payments to employees and related parties, including 200,000,000 shares valued at $400,000 issued to the Company’s CEO in consideration for providing product development services that will vest once the Company reports revenue of $10 million in a calendar year, and 54,000,000 shares valued at $54,000 granted to Craig Passley, a related party, for providing corporate secretary services from 2013 to 2021, which will vest in annual increments of 6,000,000 shares over the next nine years. The unvested shares are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares were issued for services during the three months ending March 31, 2012.

Second quarter of 2013:

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

The Company is not now in a position to determine an approximate number of shares that the Company may issue for the preceding purpose in the remainder of 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2013:

Debt Conversion Issuances

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

On March 20, 2013, the Company issued 60,000,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The shares vest annually over ten years at a rate of 6,000,000 shares per year.

The foregoing securities issued for services were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

On January 1, 2013, the Company declared and accrued estimated dividends of $18,000 on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012 based on 1.5% of the estimated 2013 annual revenues. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 will accrue quarterly and can be paid in cash or in shares of Class A Common Stock, the exact amounts of which are yet undetermined.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	Form of Subscription Agreement of July 2005 Private Placement		SB-2/A	05/11/07	X	05/11/07
10.2	Promissory Note with Fay Passley		SB-2/A	09/24/07	X	09/24/07
10.3	Promissory Note with L&F Lawn Service, Inc.		SB-2/A	09/24/07	X	09/24/07
10.4	Promissory Note with Shaun Passley		SB-2/A	09/24/07	X	09/24/07
10.5	Stock Purchase Agreement with DFI, PRMI and Arthur Goes		8-K	06/18/08	X	06/24/08
10.6	Promissory Note between Epazz, Inc. and Arthur Goes		8-K	06/18/08	X	06/24/08
10.7	Security Agreement with Arthur Goes		8-K	06/18/08	X	06/24/08
10.8	June 2008 Promissory Note with Star Financial Corporation		10-Q	06/30/08	X	08/19/08
10.9	Debt Conversion Agreement		10-Q	03/31/09	X	05/19/09
10.10	Letter Amendment to June 2008 Promissory Note with Star Financial Corporation		10-K	12/31/09	X	04/16/10
10.11	Software Product Asset Purchase Agreement		10-K	12/31/09	X	04/16/10
10.12	Stock Purchase Agreement		10-Q	09/30/10	X	11/22/10
10.13	Promissory Note with Paul Prahl		10-Q	09/30/10	X	11/22/10
10.14	Third Party Lender Note		10-Q	09/30/10	X	11/22/10
10.15	Third Party Lender Note Security Agreement		10-Q	09/30/10	X	11/22/10
10.16	Securities Purchase Agreement (May 2011)		10-Q	06/30/11		08/17/11
10.17	Convertible Promissory Note (May 2011)		10-Q	06/30/11		08/17/11
10.18	Securities Purchase Agreement (June 2011)		10-Q	06/30/11		08/17/11
10.19	Convertible Promissory Note (June 2011)		10-Q	06/30/11		08/17/11
10.20	Purchase Contract and Receipt Agreement – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.21	Bill of Sale – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.22	Balloon Installment Promissory Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.23	Small Business Finance – U.S. Small Business Administration Note – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.24	Consulting Agreement 0 K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.25	Agreement Not to Compete – K9 Bytes Transaction		8-K	10/26/11		11/21/11
10.26	Asset Purchase Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.27	Promissory Note – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.28	Covenant Not to Compete; Consulting Agreement Non-Competition and Consulting Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.29	Security Agreement – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.30	Small Business Administration Note – MS Health Acquisition		10-K	12/31/11	X	05/16/12
10.31	Executive Employment Agreement – Shaun Passley		10-Q	09/30/12	X	12/18/12
10.32	July 2, 2012 – Convertible Promissory Note with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12
10.33	July 2, 2012 – Securities Purchase Agreement with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12

10.34	July 2, 2012 – Amendment #1 to Promissory Note with Asher (Third Asher Note)		10-Q	09/30/12	X	12/18/12
10.35	July 24, 2012 – Convertible Promissory Note with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.36	July 24, 2012 – Securities Purchase Agreement with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.37	July 24, 2012 – Amendment #1 to Promissory Note with Asher (Fourth Asher Note)		10-Q	09/30/12	X	12/18/12
10.38	October 16, 2012 – Convertible Promissory Note with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.39	October 16, 2012 – Securities Purchase Agreement with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.40	October 16, 2012 – Amendment #1 to Promissory Note with Asher (Fifth Asher Note)		10-Q	09/30/12	X	12/18/12
10.41	July 7, 2012 – Convertible Promissory Note with Star Financial Corporation		10-Q	09/30/12	X	12/18/12
10.42	July 7, 2012 – Amendment #1 to Convertible Promissory Note with Star Financial Corporation		10-Q	09/30/12	X	12/18/12
10.43	October 9, 2012 – Promissory Note with L&F Lawn Service, Inc.		10-Q	09/30/12	X	12/18/12
10.44	September 24, 2012 – Debt Conversion Agreement with L&F Lawn Services, Inc.		10-Q	09/30/12	X	12/18/12
10.45	October 1, 2012 – Debt Conversion Agreement with Fay Passley		10-Q	09/30/12	X	12/18/12
10.49	December 12, 2012 – Convertible Promissory Note with Asher (Sixth Asher Note)		10-K	12/31/12	X	06/03/13
10.50	December 12, 2012 – Securities Purchase Agreement with Asher (Sixth Asher Note)		10-K	12/31/12	X	06/03/13
10.51	December 12, 2012 – Amendment #1 to Promissory Note with Asher (Sixth Asher Note)		10-K	12/31/12	X	06/03/13
10.52	September 10, 2012 – Convertible Promissory Note with Tonaquint, Inc. (First Tonaquint Note)		10-K	12/31/12	X	06/03/13
10.53	September 10, 2012 – Amendment #1 to Promissory Note with Tonaquint, Inc. (First Tonaquint Note)		10-K	12/31/12	X	06/03/13
10.54	August 10, 2012 – Equipment Finance Agreement with Direct Credit Funding, Inc.		10-K	12/31/12	X	06/03/13
10.55	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.	X
10.56	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company	X
16.1	Letter from Lake & Associates, CPA’s LLC		8-K	4/20/12	X	4/20/12
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Schema Document	X
101.CAL*	XBRL Calculation Linkbase Document	X
101.DEF*	XBRL Definition Linkbase Document	X
101.LAB*	XBRL Labels Linkbase Document	X
101.PRE*	XBRL Presentation Linkbase Document	X

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: June 14, 2013	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

