Form 10-Q
period 2013-06-30
Epazz Inc
filed 2013-08-19
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes [   ] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of August 16, 2013, was 3,389,700,915 shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash	$47,187	$46,101
Accounts receivable, net	75,494	36,995
Other current assets	32,455	22,027
Total current assets	155,136	105,123

Property and equipment, net	141,157	196,297
Intangible assets, net	733,826	821,150
Goodwill	255,460	255,460

Total assets	$1,285,579	$1,378,030

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$18,000	$–
Accounts payable and accrued expenses	164,739	129,651
Accrued expenses, related parties	28,502	19,205
Deferred revenue	189,338	219,590
Lines of credit	74,937	77,047
Current maturities of capital lease obligations payable	25,247	25,699
Current maturities of notes payable, related parties	7,868	22,085
Convertible debts, net of discounts of $35,534 and $101,192, respectively	87,766	74,708
Current maturities of long term debts	312,864	218,699
Total current liabilities	909,261	786,684

Capital lease obligations payable, net of current maturities	8,160	17,421
Notes payable, related parties	100,000	–
Convertible debts, net of discounts of $10,922 and $37,876, respectively	35,527	152,973
Long term debts, net of current maturities	916,860	892,463
Total liabilities	1,969,808	1,849,541

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 2,482,976,187 and 1,177,789,125 shares issued and outstanding, respectively	248,297	117,779
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 10,500,000 and 5,500,000 shares issued and outstanding, respectively	1,050	550
Additional paid in capital	6,065,329	4,324,916
Stockholders' receivable, consisting of 20,000,000 shares	(800,000)	(800,000)
Accumulated deficit	(6,198,905)	(4,114,756)
Total stockholders' equity (deficit)	(684,229)	(471,511)

Total liabilities and stockholders' equity (deficit)	$1,285,579	$1,378,030

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Revenue	$279,119	$432,890	$487,129	$547,367

Expenses:
General and administrative	166,403	192,131	287,634	322,881
Salaries and wages	1,555,081	67,697	1,771,234	161,212
Depreciation and amortization	67,385	75,167	144,160	122,641
Bad debts (recoveries)	45	(42,847)	(8,740)	(35,072)
Total operating expenses	1,788,914	292,148	2,194,288	571,662

Net operating loss	(1,509,795)	140,742	(1,707,159)	(24,295)

Other income (expense):
Loss on convertible debt modification, related party	(14,240)	–	(96,032)	–
Interest income	–	33	–	38
Interest expense	(143,543)	(42,854)	(262,958)	(83,929)
Total other income (expense)	(157,783)	(42,821)	(358,990)	(83,891)

Net loss	$(1,667,578)	$97,921	$(2,066,149)	$(108,186)

Weighted average number of common shares outstanding - basic and fully diluted	2,045,979,796	32,060,081	1,666,897,778	31,586,526

Net loss per share - basic and fully diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$(2,066,149)	$(108,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	(8,740)	(35,072)
Depreciation and amortization	56,837	54,517
Amortization of intangible assets	87,324	68,124
Amortization of deferred financing costs	19,905	5,041
Amortization of discounts on convertible notes payable	128,612	14,978
Loss on convertible debt modification, related party	96,032	–
Stock based compensation issued for services, related parties	1,522,000	–
Decrease (increase) in assets:
Accounts receivable	(29,759)	80,190
Other current assets	1,743	8,776
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	38,748	117,936
Accrued expenses, related parties	10,536	(889)
Deferred revenues	(30,252)	(65,022)
Net cash provided by (used in) operating activities	(173,163)	140,393

Cash flows from investing activities
Proceeds from the sale of equipment	–	14,175
Purchase of equipment	(1,697)	(145,947)
Acquisition of subsidiaries	–	(39,200)
Net cash used in investing activities	(1,697)	(170,972)

Cash flows from financing activities
Payments on capital lease obligations payable	(9,713)	(17,007)
Proceeds from notes payable, related parties	203,950	19,539
Repayment of notes payable, related parties	(119,167)	(75,630)
Proceeds from convertible debts	30,000	–
Repayment of convertible debts	(27,500)	–
Proceeds from long term debts	271,095	293,487
Repayment of long term debts	(172,719)	(120,811)
Net cash provided by financing activities	175,946	99,578

Net increase (decrease) in cash	1,086	68,999
Cash - beginning	46,101	12,668
Cash - ending	$47,187	$81,667

Supplemental disclosures:
Interest paid	$106,869	$29,279
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$460,800
Acquisition of leased assets for debt	$–	$17,855
Value of shares issued for conversion of debt	$120,160	$20,000
Value of shares issued for conversion of debt, related parties	$100,239	$–
Discount on beneficial conversion feature of convertible debt	$33,000	$–
Deferred financing costs	$32,076	$–
Dividends payable declared	$18,000	$–

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $87,324 and $68,124 for the six months ended June 30, 2013 and 2012, respectively.

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

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and six months ending June 30, 2013 and 2012.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,522,000 and $-0- for the six months ended June 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(6,198,905), and as of June 30, 2013, the Company’s current liabilities exceeded its current assets by $754,125 and its total liabilities exceeded its total assets by $684,229. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(1) Consideration included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

(2) Consideration included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year 3, no prepayment penalty, and full payment of all amounts due after five (5) years. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.

(3) The fair value of the seller financed note in excess of the $100,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(4) The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2013 or January 1, 2012 are as follows:

	Combined Pro Forma:
	For the six months ended June 30,
	2013	2012
Revenue:	$487,129	$720,390

Expenses:
Operating expenses	2,194,288	1,130,649

Net operating income (loss)	(1,707,159)	(410,259)

Other income (expense)	(358,990)	(87,396)

Net income (loss)	$(2,066,149)	$(497,655)

Weighted average number of common shares
Outstanding – basic and fully diluted	1,283,603,738	31,586,526

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.02)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2013 and December 31, 2012:

	Fair Value Measurements at June 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$47,187	$–	$–
Intangible assets	–	–	733,826
Goodwill	–	–	255,460
Total assets	47,187	–	989,286
Liabilities
Lines of credit	–	74,937	–
Capital leases	–	33,407	–
Long term debts, including current maturities	–	1,229,724	–
Notes payable, related parties	–	107,868	–
Convertible debts, net of discount of $46,456	–	123,293	–
Total Liabilities	–	1,569,229	–
	$47,187	$(1,569,229)	$989,286

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$46,101	$–	$–
Intangible assets	–	–	821,150
Goodwill	–	–	255,460
Total assets	46,101	–	1,076,610
Liabilities
Lines of credit	–	77,047	–
Capital leases	–	43,120	–
Long term debts, including current maturities	–	1,111,162	–
Notes payable, related parties	–	22,085	–
Convertible debts, net of discount of $139,068	–	227,681	–
Total Liabilities	–	1,481,095	–
	$46,101	$(1,481,095)	$1,076,610

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the six months ended June 30, 2013 and the year ended December 31, 2012.

Level 2 liabilities consist of various debt arrangements, and Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the six months ended June 30, 2013 and the year ended December 31, 2012.

Note 6 – Property and Equipment

Property and Equipment consists of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Furniture and fixtures	$2,187	$2,187
Computers and equipment	319,972	318,275
Software	67,986	67,986
Assets held under capital leases	134,800	134,800
	525,945	523,248
Less accumulated depreciation and amortization	(383,788)	(326,951)
	$141,157	$196,297

Depreciation expense totaled $56,837 and $54,517 for the six months ended June 30, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Intangible Assets

Intangible assets consisted of the following at June 30, 2013 and December 31, 2012, respectively:

	Useful	June 30,	December 31,
Description	Life	2013	2012
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	1,170,720
Less: accumulated amortization		(436,894)	(349,570)
Intangible assets, net		$733,826	$821,150

Amortization expense on intangible assets totaled $87,324 and $68,124 for the six months ended June 30, 2013 and 2012, respectively.

Note 8 – Lines of Credit

Lines of credit consisted of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$49,947	$49,606

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	19,673	19,641

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	5,317	7,800

Total line of credit	74,937	77,047
Less: current portion	(74,937)	(77,047)
Line of credit, less current portion	$–	$–

Note 9 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,455 and two months paid in advance, and the remaining payments paid over the following 43 months.

Lease #2 - Commenced on March 16, 2010 with monthly lease payments of $2,258 over the following 36 months. The lease was terminated on April 16, 2013 and the equipment was purchased pursuant to the mutual release and final payment of $5,500.

Lease #3 - Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $134,800 at June 30, 2013 and December 31, 2012, respectively. Accumulated amortization of the leased equipment at June 30, 2013 and December 31, 2012 was $120,691 and $108,090, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2013, are as follows:

Twelve Months
Ending
June 30,	Amount
2014	$28,183
2015	5,757
2016	3,311
Total minimum payments	$37,251
Less: amount representing interest	(3,844)
Present value of net minimum lease payments	33,407
Less: Current maturities of capital lease obligations	(25,247)
Long-term capital lease obligations	$8,160

Note 10 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
On various dates the Company’s CEO advanced and repaid funds to the Company at a 15% interest rate, due on demand. A total of $117,950 was advanced and repaid by the CEO during the six months ended June 30, 2013, and total proceeds and repayments were $349,560 and $411,073, respectively during the year ended December 31, 2012.	$–	$–

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan.	10,000	–

Originated May 16, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on May 16, 2013, and is being amortized on a straight line basis over the life of the loan.	14,000	–

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan.	57,000	–

Originated April 1, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan on April 1, 2013, and is being amortized on a straight line basis over the life of the loan.	19,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated October 9, 2012, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.	13,000	13,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012.	2,000	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	5,868	7,085

Total notes payable, related parties	107,868	22,085
Less: current portion	(7,868)	(22,085)
Notes payable, related parties, less current portion	$100,000	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $3,320 and $26,144 during the six months ended June 30, 2013 and 2012, respectively.

Note 11 – Convertible Debts

Convertible debts consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Unsecured $33,000 convertible promissory note, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“First JMJ Note”), matures on June 11, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.0018 per share, whichever is less, but not less than $0.00009 per share. The note was subsequently repaid in full on August 12, 2013 & thus the 12% interest was not assessed per the terms of the note. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	$33,000	$–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013 and $40,000 into another 50,000,000 shares pursuant to debt conversion on April 10, 2013.	140,849	190,849

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $4,400 and legal fees of $2,500, carries an 8% interest rate (“First Tonaquint Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $5,000 of outstanding principal into 4,504,505 shares pursuant to debt conversion on March 12, 2013, $10,000 of principal into 15,151,515 shares on April 2, 2013 and another $10,000 of principal into 15,873,016 shares on April 24, 2013.	31,900	56,900

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured $16,500 convertible promissory note carries an 8% interest rate (“Sixth Asher Note”), matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $16,500 of principal and $660 of interest into a total of 40,857,143 shares in full settlement of the outstanding debt on June 24, 2013.	–	16,500

Unsecured $27,500 convertible promissory note carries an 8% interest rate (“Fifth Asher Note”), matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $21,716 of accrued interest and financing costs, was repaid in full with cash on April 15, 2013.	–	27,500

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matured on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $32,500 of principal and $1,300 of interest into a total of 24,461,538 shares in settlement of the outstanding debt on March 4, 2013 and March 6, 2013.	–	32,500

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $42,500 of principal and $1,700 of interest into a total of 23,573,529 shares of common stock in settlement of the outstanding debt between January 3, 2013 and February 26, 2013.	–	42,500

Total convertible debts	169,749	366,749
Less: unamortized discount on beneficial conversion feature	(46,456)	(139,068)
Convertible debts	123,293	227,681
Less: current maturities of convertible debts	(87,766)	(74,708)
Long term convertible debts	$35,527	$152,973

The Company recognized interest expense in the amount of $30,867 and $2,916 for the six months ended June 30, 2013 and 2012, respectively, related to convertible debts.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aforementioned accounting treatment resulted in a total debt discount equal to $33,000 and $277,323 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date.

The convertible notes, consisting of total original face values of $440,849 from Star Financial, $206,500 from Asher Enterprises, $56,900 from Tonaquint Inc. and $33,000 from JMJ Financial, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the six months ended June 30, 2013 and 2012, the Company recorded debt amortization expense in the amount of $128,612 and $14,978, respectively, attributed to the aforementioned debt discount, including $3,411 of amortization on the $7,400 OID during the six months ended June 30, 2013.

During the six months ended June 30, 2013, the Company issued a total of 224,421,246 shares pursuant to debt conversions in settlement of $206,160 of outstanding principal and $3,660 of unpaid interest, including 100,000,000 shares pursuant to debt conversion in settlement of $86,000 of outstanding principal owed to a related party (“Star Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

On May 27, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $50,000. The First Asher Note had a maturity date of February 28, 2012, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the First Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $-0- and $7,769 was amortized during the six months ended June 30, 2013 and 2012, respectively.

On June 28, 2011, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $37,500. The Second Asher Note had a maturity date of March 30, 2012, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Second Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $-0- and $7,209 was amortized during the six months ended June 30, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 2, 2012, we modified a previously outstanding non-convertible debt of $342,321, consisting of $296,103 of principal and $46,218 of accrued interest in exchange for a Convertible Promissory Note with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we issued to Star a 10% Convertible Promissory Note in the original principal amount of $440,849. The modification resulted in a loss on debt modification of $98,528. The note was again modified on March 5, 2013, resulting in a loss on debt modification of $81,792. The Star Convertible Note has a maturity date of July 2, 2017, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the five (5) Closing Prices for the Common Stock during the five (5) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00075 per share. The shares of common stock issuable upon conversion of the Star Convertible Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Convertible Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382 of which $24,176 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

On July 2, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500. The Third Asher Note had a maturity date of March 29, 2013, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Third Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082 of which $11,760 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

On July 24, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $32,500. The Fourth Asher Note had a maturity date of April 26, 2013, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest five (5) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Fourth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fourth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959 of which $11,751 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

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

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900 of which $32,669 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

On October 16, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $27,500. The Fifth Asher Note had a maturity date of July 18, 2013, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 41% multiplied by the Market Price (representing a discount rate of 59%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ninety (90) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Fifth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Fifth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500 of which $19,900 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

On December 12, 2012, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $16,500. The Sixth Asher Note had a maturity date of September 14, 2013, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 41% multiplied by the Market Price (representing a discount rate of 59%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ninety (90) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Sixth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Sixth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500 of which $15,364 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On June 12, 2013, we entered into a Securities Purchase Agreement with JMJ Financial, Inc., (“JMJ”) pursuant to which we sold to JMJ a 12% Convertible Promissory Note in the original principal amount of $33,000. The First JMJ Note had a maturity date of June 11, 2014, and was convertible into our common stock at the lesser of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price, not less than $0.00009 per share. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.0018 per share. The shares of common stock issuable upon conversion of the First JMJ Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on June 12, 2013 of $0.0017 provided a value of $33,000 of which $9,581 and $-0- was amortized during the six months ended June 30, 2013 and 2012, respectively.

Note 12 – Long Term Debts

Long term debts consist of the following at June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
On June 24, 2013, the Company received a loan of $15,000 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”) bearing an effective interest rate of 5.71%, consisting of 176 daily week day payments of $106, maturing on February 19, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	$14,586	$–

On June 11, 2013, the Company received a loan of $24,000, including $499 of loan origination costs, from Horizon Business Funding, LLC (“Horizon”) bearing an effective interest rate of 368.05%, consisting of 78 daily week day payments of $448, maturing on September 2, 2013. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	21,878	–

On April 11, 2013, the Company received a loan of $70,000, including $1,650 of loan origination costs, from Small Business Financial Solutions, LLC (“SBFS”) bearing an effective interest rate of 95.6%, consisting of 240 daily week day payments of $394, maturing on March 13, 2014. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	57,253	–

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	48,700	–

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	45,944	–

 EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	47,602	–

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	11,963	13,448

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	98,396	104,129

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	327,591	343,060

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	94,000	94,000

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	12,806	28,173

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	–	54,088

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note is payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”).	15,358	19,483

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	4,400	6,234

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	9,846	10,520

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	66,917	68,436

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	145,377	153,377

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	207,107	216,214

Total long term debt	1,229,724	1,111,162
Less: current portion	(312,864)	(218,699)
Long term debt, less current portion	$916,860	$892,463

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $100,160 and $65,040 for the six months ended June 30, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Beneficial Conversion Feature

On June 12, 2013, the Company entered into a convertible promissory note with JMJ Financial Note. The beneficial conversion feature discount resulting from the conversion price that was $0.00518 below the market price of $0.0017 on the June 12, 2013 origination date resulted in a debt discount value of $33,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 24, 2013, the Company issued 15,873,016 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 24, 2013, the Company issued 40,857,143 shares of Class A Common Stock pursuant to the conversion of $17,160 of convertible debt, consisting of $16,500 of principal and $660 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On Mary 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Subsequent Events

Debt Conversions into Class A Common Stock

On July 9, 2013, the Company issued 80,000,000 shares of Class A Common Stock pursuant to the conversion of $26,400 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 10, 2013, the Company issued 22,222,222 shares of Class A Common Stock pursuant to the conversion of $8,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 30, 2013, the Company issued 15,476,190 shares of Class A Common Stock pursuant to the conversion of $13,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 7, 2013, the Company issued 40,000,000 shares of Class A Common Stock pursuant to the conversion of $32,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Shares of Class A Common Stock Issued for Services to Related Parties

On July 5, 2013, the Company issued 25,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing human resource services. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied.

Shares of Class A Common Stock Issued as Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 2,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination fee. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination fee. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination fee. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 12, 2013, the Company issued 5,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination fee. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

Debt Financing, Related Party

On July 31, 2013, the Company received an unsecured loan of $27,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 and 3,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

On August 2, 2013, the Company received an unsecured loan of $27,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 and 3,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 7, 2013, the Company received an unsecured loan of $24,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 and 2,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

On August 12, 2013, the Company received an unsecured loan of $51,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 and 5,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

Debt Repayments

On August 12, 2013, the Company repaid $33,333 in complete satisfaction of the First JMJ note, consisting of $33,000 of principal and $333 of accrued and unpaid interest.

Amendment to Employment Agreement

On August 16, 2013, the Company amended Shaun Passley’s employment agreement to increase the cash portion of his compensation from $30,000 per year to $100,000 in the initial year of the agreement only. All other terms remain in effect, and the shares of stock awarded as a bonus as previously disclosed were granted in addition to the stock based compensation outlined in the original agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2013. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”) AND COOLING TECHNOLOGY SOLUTIONS, INC., AN ILLINOIS CORPORATION (“CST”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Autohire Software

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables and the intellectual property of Igenti associated therewith (the “AutoHire Software”). The AutoHire system provides a tool to power career centers, post job ads to sites and job boards, and to collect resumes online. The online processes supported by the system provide the mechanism to comply with the record keeping requirements of Title VII of the Civil Rights Act of 1964, which apply to organizations employing fifteen (15) or more persons.

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

PLAN OF OPERATION

During the next twelve months, we plan to further develop our BoxesOS software, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages, and look for additional acquisitions that are in line with our business plan. In addition, we intend to develop a newly formed wholly-owned subsidiary, named Cooling Technology Solutions, Inc. to develop our Project Flex product, a dorm room sized refrigerator that has yet to be developed, and continue to pursue growth through acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2012:

	For the Three Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Revenues	$279,119	$432,890	$(153,771)

General and Administrative	166,403	192,131	(25,728)
Salaries and Wages	1,555,081	67,697	1,487,384
Depreciation and Amortization	67,385	75,167	(7,782)
Bad Debts (Recoveries)	45	(42,847)	42,892

Total Operating Expenses	1,788,914	292,148	1,496,766

Net Operating Loss	(1,509,795)	140,742	1,650,537

Total Other Income (Expense)	(157,783)	(42,821)	114,962

Net Loss	$(1,667,578)	$97,921	$1,765,499

Revenues:

For the three months ended June 30, 2013 we had revenue of $279,119 compared to revenue of $432,890 for the three months ended June 30, 2012, a decrease of $153,771, or 36% from the comparative period. The decrease in revenues was evenly distributed across our subsidiaries.

General and Administrative:

General and administrative expenses decreased by $25,728, or 13% to $166,403 for the three months ended June 30, 2013 compared to general and administrative expense of $192,131 for the three months ended June 30, 2012. The decrease in general and administrative expense is due primarily to decreased professional fees as a result of not having to pay for the preparation of restatements for the year ended December 31, 2011 and acquisition costs during the three months ending June 30, 2013 that were necessary during the three months ending June 30, 2012.

Salaries and Wages:

Salaries and wages increased by $1,487,384 or 2,197% to $1,555,081 for the three months ended June 30, 2013 compared to salaries and wages of $67,697 for the three months ended June 30, 2012. The increase in salaries and wages is due primarily to the increase in stock based compensation of $1,430,500 pursuant to the issuance of a total of 746,026,316 shares of Class A Common Stock and 5,000,000 shares of Convertible Class B Common Stock granted amongst Shaun Passley, CEO and Fay Passley, in addition to increased cash compensation to our officers and employees. No shares were issued for services during the three months ending June 30, 2012.

Depreciation and Amortization:

We had depreciation and amortization expense of $67,385 for the three months ended June 30, 2013 as compared to $75,167 for the three months ended June 30, 2012, a decrease of $7,782, or 10% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debts expense of $45 for the three months ended June 30, 2013 as compared to bad debts (recoveries) of $(42,847) for the three months ended June 30, 2012, a decrease in bad debts (recoveries) of $42,892, or 100% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Loss:

Total operating expenses for the three months ended June 30, 2013 were $1,788,914, compared to $292,148 for the three months ended June 30, 2012, an increase of $1,496,766 or 512% from the comparative period. We had net operating losses of $1,509,795 for the three months ended June 30, 2013 compared to net operating income of $140,742 for the three months ended June 30, 2012, an increase in operating loss of $1,650,537, or 1,173% from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties and decreased revenues.

Other Income (Expense):

Loss on debt conversions related to a modification of a related party debt was $14,240 for the three months ended June 30, 2013 compared to $-0- for the three months ended June 30, 2012, an increase of $14,240 from the comparative period. The current period loss on debt modification was due to the settlement of a promissory note with Vivienne Passley, which at the time of modification carried a balance of $14,239, including accrued interest of $1,239. We amended the promissory note to satisfy repayment with 14,239,500 shares of common stock valued at $28,479 based on the closing price of the common stock on the grant date. The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $14,240.

Interest expense was $143,543 for the three months ended June 30, 2013 compared to $42,854 for the three months ended June 30, 2012, an increase of $100,689 or 235% from the comparative period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as an increase of $54,461 of finance costs related to the amortized discount on beneficial conversion features and another $20,645 in excess of the carrying value of Asher Note 5 paid to satisfy the convertible note with Asher Enterprises over the $-0- of amortized discounts and finance costs recognized during the three months ended June 30, 2012.

Net Loss:

We had a net loss of $1,667,578 for the three months ended June 30, 2013 compared to net income of $97,921 for the three months ended June 30, 2012, an increased net loss of $1,765,499, or 1,803%, from the comparative period. The increased net loss was primarily due to increased stock based compensation and a loss on convertible debt modification issued to related parties in the combined amount of $1,444,740, additional debt servicing costs and the recognition of associated amortization costs on debt discounts related to beneficial conversion features, along with our decreased revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012:

	For the Six Months Ended
	June 30,		Increase /
	2013	2012	(Decrease)
Revenues	$487,129	$547,367	$(60,238)

General and Administrative	287,634	322,881	(35,247)
Salaries and Wages	1,771,234	161,212	1,610,022
Depreciation and Amortization	144,160	122,641	21,519
Bad Debts (Recoveries)	(8,740)	(35,072)	26,332

Total Operating Expenses	2,194,288	571,662	1,622,626

Net Operating Loss	(1,707,159)	(24,295)	1,682,864

Total Other Income (Expense)	(358,990)	(83,891)	275,099

Net Loss	$(2,066,149)	$(108,186)	$1,957,963

Revenues:

For the six months ended June 30, 2013 we had revenue of $487,129 compared to revenue of $547,367 for the six months ended June 30, 2012, a decrease of $60,238, or 11% from the comparative period. The decrease in revenues was evenly distributed across our subsidiaries.

General and Administrative:

General and administrative expenses decreased by $35,247, or 13% to $287,634 for the six months ended June 30, 2013 compared to general and administrative expense of $322,881 for the six months ended June 30, 2012. The decrease in general and administrative expense is due primarily to decreased professional fees as a result of not having to pay for the preparation of restatements for the year ended December 31, 2011 and acquisition costs during the six months ending June 30, 2013 that were necessary during the six months ending June 30, 2012.

Salaries and Wages:

Salaries and wages increased by $1,610,022, or 999% to $1,771,234 for the six months ended June 30, 2013 compared to salaries and wages of $161,212 for the six months ended June 30, 2012. The increase in salaries and wages is due primarily to the increase in stock based compensation of $1,512,500 pursuant to the issuance of a total of 812,526,316 shares of Class A Common Stock granted amongst Shaun Passley, CEO, Craig Passley, Corporate Secretary and Vivienne Passley, and 5,000,000 shares of Convertible Class B Common Stock valued at $9,500 granted to Shaun Passley, CEO, in addition to increased cash compensation related to additional personnel on hand pursuant to our K9 Bytes subsidiary that was acquired on March 28, 2012. Another 254,000,000 shares valued at a total of $454,000 were issued that have not vested, and are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares were issued for services during the six months ending June 30, 2012.

Depreciation and Amortization:

We had depreciation and amortization expense of $144,160 for the six months ended June 30, 2013 as compared to $122,641 for the six months ended June 30, 2012, an increase of $21,519, or 18% from the comparative period. This increase is due to having a greater depreciable asset base as a result of our acquisition of K9 Bytes on March 28, 2012.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $8,785 for the six months ended June 30, 2013 as compared to bad debts (recoveries) of $(35,072) for the six months ended June 30, 2012, a decrease in bad debts (recoveries) of $26,332, or 75% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Loss:

Total operating expenses for the six months ended June 30, 2013 were $2,194,288, compared to $571,662 for the six months ended June 30, 2012, an increase of $1,622,626, or 284% from the comparative period. We had net operating losses of $1,707,159 for the six months ended June 30, 2013 compared to $24,295 for the six months ended June 30, 2012, an increase in operating loss of $1,682,864, or 6,927%, from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties and decreased revenues.

Other Income (Expense):

Loss on convertible debt modification, related party was $96,032 for the six months ended June 30, 2013 compared to $-0- for the six months ended June 30, 2012, an increase of $96,032 or 100% from the comparative period. The current period loss on debt modification was due to an amended convertible promissory note with Star Financial Corporation, which at the time of modification carried a balance of $190,849, and the settlement of a promissory note with Vivienne Passley, which at the time of modification carried a balance of $14,239, including accrued interest of $1,239. We amended the Star Financial convertible promissory note to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792. We also amended the Vivienne Passley promissory note to satisfy repayment with 14,239,500 shares of common stock valued at $28,479 based on the closing price of the common stock on the grant date. The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $14,240.

Interest expense was $262,958 for the six months ended June 30, 2013 compared to $83,929 for the six months ended June 30, 2012, an increase of $179,029, or 213% from the comparative period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as an increase of $113,634 of finance costs related to the amortized discount on beneficial conversion features over the $14,978 of amortized discounts recognized during the six months ended June 30, 2012, in addition to another $20,645 in excess of the carrying value of Asher Note 5 paid to satisfy the convertible note with Asher Enterprises during the six months ended June 30, 2013 that was not present in the comparative six months ended June 30, 2012.

Net Loss:

We had a net loss of $2,066,149 for the six months ended June 30, 2013 compared to $108,186 for the six months ended June 30, 2012, an increased net loss of $1,957,963, or 1,810%, from the comparative period. The increased net loss was primarily due to increased stock based compensation, losses on convertible debt modification issued to related parties and increased debt servicing costs in the combined amount of $1,618,032, and the recognition of an additional $113,634 of associated amortization costs on debt discounts related to beneficial conversion features and decreased revenues of $60,238 during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2013 compared to December 31, 2012.

	June 30,	December 31,
	2013	2012
Total Assets	$1,285,579	$1,378,030

Total Liabilities	$1,969,808	$1,849,541

Accumulated (Deficit)	$(6,198,905)	$(4,114,756)

Stockholders’ Equity (Deficit)	$(684,229)	$(471,511)

Working Capital (Deficit)	$(754,125)	$(681,561)

We had total current assets of $155,136 as of June 30, 2013, consisting of cash of $47,187, net accounts receivable of $75,494, and other current assets of $32,455.

We had non-current assets of $1,130,443 as of June 30, 2013, consisting of $141,157 of property and equipment, net, including accumulated depreciation and amortization of $383,788, intangible assets of $733,826, net, including $436,894 of accumulated amortization and goodwill of $255,460 related to the purchase of our subsidiaries.

We had total current liabilities of $909,261 as of June 30, 2013, consisting of $18,000 of dividends payable in stock or cash at the election of management, $193,241 of accounts payable and accrued expenses, $189,338 of deferred revenues, current portion of outstanding balances on lines of credit of $74,937, current portion of capitalized leases in the amount of $25,247, current maturities of notes payable, related parties of $7,868, current maturities on convertible debentures of $87,766, net of discounts of $35,534, and current maturities on long term debts in the amount of $312,864.

We had negative working capital of $754,125 and a total accumulated deficit of $6,198,905 as of June 30, 2013.

We had total liabilities of $1,969,808 as of June 30, 2013, which included total current liabilities of $909,261, long-term portion of capitalized leases of $8,160, long term portion of notes payable, related parties of $100,000, long-term convertible debentures of $35,527, net of discounts of $10,922 and long-term debts of $916,860, net of current portion.

We had net cash used in operating activities of $173,163 for the six months ended June 30, 2013, which was primarily due to our net loss of $164,179 after adjustments for non-cash operating expenses, an increase of $29,759 in accounts receivable, a decrease of $1,743 of other current assets, and an increase of $49,284 in accounts payable and accrued expenses, and a decrease of $30,252 in deferred revenues.

We had $1,697 of net cash used in investing activities for the six months ended June 30, 2013, which consisted of $1,697 of cash paid for the purchase of equipment.

We had $175,946 of net cash provided in financing activities during the six months ended June 30, 2013, which represented proceeds from notes payable and convertible debts of $505,045, repayments on long term debts of $319,386 and principal payments on capital leases of $9,713.

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

Recent Financing Activities

Second quarter of 2013:

On various dates the Company’s CEO advanced and repaid funds to the Company at a 15% interest rate, due on demand. A total of $76,350 was advanced and repaid by the CEO during the six months ended June 30, 2013.

On various dates between April 1, 2013 and June 12, 2013, related parties advanced net proceeds of $86,000 in exchange for unsecured promissory notes bearing interest at 10% and additional loan origination costs of $14,000.

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

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software.

On June 12, 2013, we received net proceeds of $30,000 in exchange for an unsecured $33,000 convertible promissory note, including an Original Issue Discount (“OID”) of $3,000, carrying a 12% interest rate (“First JMJ Note”), matures on June 11, 2014. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.0018 per share, whichever is less than, but not below $0.00009 per share. The note was subsequently repaid in full on August 12, 2013 & thus the 12% interest was not assessed per the terms of the note. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

On June 24, 2013, the Company received a loan of $15,000 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”) bearing an effective interest rate of 5.71%, consisting of 176 daily week day payments of $106, maturing on February 19, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.

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

Third quarter of 2013:

On July 31, 2013, the Company received an unsecured loan of $27,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 and 3,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

On August 2, 2013, the Company received an unsecured loan of $27,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 and 3,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

On August 7, 2013, the Company received an unsecured loan of $24,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 and 2,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

On August 12, 2013, the Company received an unsecured loan of $51,000 from Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 and 5,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

Recent Debt Conversions

Second quarter of 2013:

During the three months ended June 30, 2013, we issued a total of 136,121,174 shares of common stock pursuant to debt conversions of a total of $89,500 of principal and $1,899 of accrued interest, and a loss on conversion of $14,240, during the six months ended June 30, 2013, of which, 50,000,000 shares of common stock were issued in conversion of $40,000 of outstanding principal on a related party note owed to Star Financial Corporation and another 14,239,500 shares valued at $28,479 were issued in settlement of $14,239 of outstanding principal and interest on a debt owed to Vivienne Passley, resulting in a loss on debt modification of $14,240 during the three months ended June 30, 2013.

Third quarter of 2013:

On various dates between July 9, 2013 and August 7, 2013, we issued a total of 157,698,412 shares of common stock pursuant to debt conversions of a total of $79,400 of principal, of which, 120,000,000 shares of common stock were issued in conversion of $58,400 of outstanding principal on a related party note owed to Star Financial Corporation.

A total of $57,349 of convertible debentures remain outstanding as of the date of this filing, and are convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion pricesbelow the most recent market price of $0.0014 per share
	Conversion	Principal	100%	75%	50%	25%
Lender / Origination	Terms	Borrowed	$0.0014	$0.0011	$0.0007	$0.0004

Star Financial (Related Party) July 2, 2012	As amended on March 5, 2013, convertible into the greater of (a) 50% of the average of the closing market price over the 5 days prior to the conversion request, and (b) the fixed conversion price of $0.00075 per share. Interest rate of 10%.	$46,449	33,177,857	44,237,143	66,355,714	132,711,429

Tonaquint, Inc. (First Tonaquint Note) September 10, 2012	Convertible into 60% of the average of the two lowest trading prices over the 10 days prior to the conversion request, or $0.00009, whichever is greater. Interest rate of 8% with a 22% default rate.	$10,900	7,785,714	10,380,952	15,571,429	31,142,857

		$57,349	40,963,571	54,618,095	81,927,143	163,854,286

Recent Shares of Common Stock Issued for Services

Second quarter of 2013:

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to related parties, and the Company expects to continue this practice. In the three months ended June 30, 2013, the Company granted a total of 746,026,316 shares of Class A Common Stock, and 500,000,000 shares of Convertible Class B Common Stock valued at $9,500 in lieu of cash payments to employees and related parties. No shares were issued for services during the three months ending June 30, 2012.

Third quarter of 2013:

On July 5, 2013, the Company issued 25,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing human resource services. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, consisting of 200,000,000 shares valued at $140,000 that vest immediately and 510,526,316 shares valued at $357,368 issued to the Company’s CEO in consideration for providing product development services that will vest once the Company reports revenue of $10 million in a calendar year. The unvested shares are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied.

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

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2013:

Debt Conversion Issuances

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

On April 24, 2013, the Company issued 15,873,016 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt, which consisted entirely of principal.

On June 24, 2013, the Company issued 40,857,143 shares of Class A Common Stock pursuant to the conversion of $17,160 of convertible debt, consisting of $16,500 of principal and $660 of accrued and unpaid interest.

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

Shares Issued for Services

On Mary 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Amendment to Employment Agreement

On August 16, 2013, the Company amended Shaun Passley’s employment agreement to increase the cash portion of his compensation from $30,000 per year to $100,000 in the initial year of the agreement only. All other terms remain in effect, and the shares of stock awarded as a bonus as previously disclosed were granted in addition to the stock based compensation outlined in the original agreement.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	Promissory Note with Star Financial Corporation, April 1, 2013	X
10.2	Promissory Note with Star Financial Corporation, April 12, 2013	X
10.3	Promissory Note with Star Financial Corporation, May 16, 2013	X
10.4	Promissory Note with Star Financial Corporation, June 12, 2013	X
10.5	First JMJ Financial Convertible Promissory Note, June 12, 2013	X
10.6	Software Finance Agreement with CIT Finance, LLC, May 1, 2013	X
10.7	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013	X
10.8	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013	X
10.9	Business Loan Agreement with WebBank, June 19, 2013	X
10.10	First Amendment to Executive Employment Agreement, August 16, 2013	X
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
99.1	Temporary Hardship Exemption
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: August 19, 2013	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

