Form 10-Q
period 2013-09-30
Epazz Inc
filed 2013-11-19
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

EPAZZ, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W. Wacker Dr., Suite 1320

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

Yes ☐   No ☒

The number of shares of the issuer’s Class A common stock outstanding as of November 18, 2013, was 3,468,358,708 shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2013

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
Assets	(Unaudited)
Current assets:
Cash	$43,085	$46,101
Accounts receivable, net	13,981	36,995
Other current assets	69,952	22,027
Total current assets	127,018	105,123

Property and equipment, net	124,125	196,297
Intangible assets, net	690,856	821,150
Goodwill	255,460	255,460

Total assets	$1,197,459	$1,378,030

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$18,000	$–
Accounts payable and accrued expenses	154,403	129,651
Accrued expenses, related parties	38,169	19,205
Deferred revenue	150,650	219,590
Lines of credit	72,975	77,047
Current maturities of capital lease obligations payable	19,839	25,699
Current maturities of notes payable, related parties	272,368	22,085
Convertible debts, net of discounts of $107,792 and $101,192, respectively	44,608	74,708
Current maturities of long term debts	253,801	218,699
Total current liabilities	1,024,813	786,684

Capital lease obligations payable, net of current maturities	6,973	17,421
Notes payable, related parties	100,000	–
Convertible debts, net of discounts of $4,644 and $37,876, respectively	41,805	152,973
Long term debts, net of current maturities	865,887	892,463
Total liabilities	2,039,478	1,849,541

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 3,456,108,708 and 1,177,789,125 shares issued and outstanding, respectively	345,611	117,779
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 10,500,000 and 5,500,000 shares issued and outstanding, respectively	1,050	550
Additional paid in capital	6,737,458	4,324,916
Stockholders' receivable, consisting of 532,526,316 shares	(1,157,368)	(800,000)
Stockholders' payable, consisting of 12,250,000 shares	15,600	–
Accumulated deficit	(6,784,370)	(4,114,756)
Total stockholders' equity (deficit)	(842,019)	(471,511)

Total liabilities and stockholders' equity (deficit)	$1,197,459	$1,378,030

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Revenue	$156,750	$308,881	$643,879	$856,248

Expenses:
General and administrative	231,705	201,766	519,339	524,647
Salaries and wages	303,716	1,233,782	2,074,950	1,394,994
Depreciation and amortization	60,682	77,315	204,842	199,956
Bad debts (recoveries)	5,407	137,077	(3,333)	102,005
Total operating expenses	601,510	1,649,940	2,795,798	2,221,602

Net operating loss	(444,760)	(1,341,059)	(2,151,919)	(1,365,354)

Other income (expense):
Loss on convertible debt modification, related party	–	–	(96,032)	–
Interest income	–	14	–	52
Interest expense	(140,705)	(167,003)	(403,663)	(250,932)
Other expense	–	(161,447)	–	(161,447)
Total other income (expense)	(140,705)	(328,436)	(499,695)	(412,327)

Net loss	$(585,465)	$(1,669,495)	$(2,651,614)	$(1,777,681)

Weighted average number of common shares outstanding - basic and fully diluted	3,319,614,527	347,295,659	2,223,857,269	137,591,052

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,651,614)	$(1,777,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	(3,333)	102,005
Depreciation and amortization	74,548	86,051
Amortization of intangible assets	130,294	111,786
Amortization of deferred financing costs	35,035	13,530
Amortization of discounts on convertible notes payable	197,156	100,454
Loss on convertible debt modification, related party	96,032	161,447
Stock based compensation issued for services, related parties	1,713,150	1,180,834
Decrease (increase) in assets:
Accounts receivable	26,347	(17,271)
Other current assets	(4,884)	8,775
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	32,176	46,208
Accrued expenses, related parties	20,224	(889)
Deferred revenues	(68,940)	(49,698)
Net cash used in operating activities	(403,809)	(34,449)

Cash flows from investing activities
Proceeds from the sale of equipment	–	14,175
Purchase of equipment	(2,376)	(147,597)
Acquisition of subsidiaries	–	(39,200)
Net cash used in investing activities	(2,376)	(172,622)

Cash flows from financing activities
Payments on capital lease obligations payable	(16,308)	(25,242)
Proceeds from notes payable, related parties	427,950	87,680
Repayment of notes payable, related parties	(119,167)	(142,163)
Proceeds from convertible debts	170,000	70,000
Repayment of convertible debts	(60,500)	–
Proceeds from long term debts	273,935	346,837
Repayment of long term debts	(272,741)	(127,664)
Net cash provided by financing activities	403,169	209,448

Net increase (decrease) in cash	(3,016)	2,377
Cash - beginning	46,101	12,668
Cash - ending	$43,085	$15,045

Supplemental disclosures:
Interest paid	$156,847	$104,352
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$460,800
Acquisition of leased assets for debt	$–	$17,855
Value of shares issued for conversion of debt	$155,823	$333,000
Value of shares issued for conversion of debt, related parties	$173,477	$–
Discount on beneficial conversion feature of convertible debt	$160,624	$176,423
Deferred financing costs	$78,076	$–
Dividends payable declared	$18,000	$–

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

____________

(1) All subsidiaries are wholly-owned subsidiaries of Epazz, Inc.

(2) All entities are in the form of Corporations.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $130,294 and $111,786 for the nine months ended September 30, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and nine months ending September 30, 2013 and 2012.

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,713,150 and $1,180,834 for the nine months ended September 30, 2013 and 2012, respectively.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(6,784,370), and as of September 30, 2013, the Company’s current liabilities exceeded its current assets by $897,795 and its total liabilities exceeded its total assets by $842,019. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2013 or January 1, 2012 are as follows:

	Combined Pro Forma:
	For the nine months ended September 30,
	2013	2012
Revenue:	$643,879	$919,085

Expenses:
Operating expenses	2,795,798	2,352,693

Net operating income (loss)	(2,151,919)	(1,433,608)

Other income (expense)	(499,695)	(349,589)

Net income (loss)	$(2,651,614)	$(1,783,197)

Weighted average number of common shares
Outstanding – basic and fully diluted	2,223,857,269	137,591,052

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.01)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Related Parties

Debt Financings

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 11 below.

In addition to the debts disclosed in Note 11, we had two convertible notes with related parties that are disclosed in Note 12 as follows:

	September 30,	December 31,
	2013	2012
Unsecured $14,838 convertible promissory note carries an 11% interest rate (“First GG Mars Note”) owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.	$–	$–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013.	46,449	190,849

Total convertible debts, related parties	46,449	190,849
Less: unamortized discount on beneficial conversion feature	(5,967)	(45,098)
Convertible debts	40,482	145,751
Less: current maturities of convertible debts, related parties included in convertible debts	–	–
Long term convertible debts, related parties included in convertible debts	$40,482	$145,751

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Changes in Stockholders’ Equity, Related Parties

The majority of our stock issuances have been to related parties, as more fully disclosed in Note 14 below.

Declaration of Dividends

On January 1, 2013, the Company declared and accrued estimated dividends of $18,000 on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012 based on 1.5% of the estimated 2013 annual revenues. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 will accrue quarterly and can be paid in cash or in shares of Class A Common Stock, the exact amounts of which are yet undetermined. All holders of our Preferred Stock are related parties.

Beneficial Conversion Feature

On August 20, 2013, the Company entered into a convertible promissory note with GG Mars Capital, Inc., a company owned by our CEO’s family member. The beneficial conversion feature discount resulting from the conversion price that was $0.001 below the market price of $0.0013 on the August 20, 2013 origination date resulted in a debt discount value of $14,838 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

Debt Conversions into Class A Common Stock

On March 14, 2013, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $46,000 of convertible debt owed to Star Financial Corporation, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2013, the Company issued 50,000,000 shares of Class A Common Stock pursuant to the conversion of $40,000 of convertible debt owed to Star Financial Corporation, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On July 9, 2013, the Company issued 80,000,000 shares of Class A Common Stock pursuant to the conversion of $26,400 of convertible debt owed to Star Financial Corporation, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 7, 2013, the Company issued 40,000,000 shares of Class A Common Stock pursuant to the conversion of $32,000 of convertible debt owed to Star Financial Corporation, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 27, 2013, the Company issued 46,856,526 shares of Class A Common Stock pursuant to the conversion of $14,838 of convertible debt owed to GG Mars Capital, Inc., which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 2,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $23,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 7, 2013, the Company granted 2,500,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On August 12, 2013, the Company issued 5,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $51,000 short term promissory note. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 20, 2013, the Company granted 2,500,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $3,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On August 27, 2013, the Company granted 1,250,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On September 7, 2013, the Company granted 6,000,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note. The total fair value of the common stock was $6,600 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

Convertible Common Stock, Class B, Related Parties

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

Employment Agreement

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2013 and December 31, 2012:

	Fair Value Measurements at September 30, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$43,085	$–	$–
Intangible assets	–	–	690,856
Goodwill	–	–	255,460
Total assets	43,085	–	946,316
Liabilities
Lines of credit	–	72,975	–
Capital leases	–	26,812	–
Notes payable, related parties	–	372,368	–
Convertible debts, net of discount of $112,436	–	86,413	–
Long term debts, including current maturities	–	1,119,688	–
Total Liabilities	–	1,678,256	–
	$43,085	$(1,678,256)	$946,316

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Cash	$46,101	$–	$–
Intangible assets	–	–	821,150
Goodwill	–	–	255,460
Total assets	46,101	–	1,076,610
Liabilities
Lines of credit	–	77,047	–
Capital leases	–	43,120	–
Notes payable, related parties	–	22,805	–
Convertible debts, net of discount of $139,068	–	227,681	–
Long term debts, including current maturities	–	1,111,162	–
Total Liabilities	–	1,481,095	–
	$46,101	$(1,481,095)	$1,076,610

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2013 and the year ended December 31, 2012.

Level 2 liabilities consist of various debt arrangements, and Level 3 assets consist of intangible assets and goodwill. No fair value adjustment was necessary during the nine months ended September 30, 2013 and the year ended December 31, 2012.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Property and Equipment

Property and Equipment consists of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Furniture and fixtures	$2,187	$2,187
Computers and equipment	320,651	318,275
Software	67,986	67,986
Assets held under capital leases	134,800	134,800
	525,624	523,248
Less accumulated depreciation and amortization	(401,499)	(326,951)
	$124,125	$196,297

Depreciation expense totaled $74,548 and $86,051 for the nine months ended September 30, 2013 and 2012, respectively.

Note 8 – Intangible Assets

Intangible assets consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	Useful	September 30,	December 31,
Description	Life	2013	2012
Technology-based intangible assets - PRMI	15 Years	$480,720	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		1,170,720	1,170,720
Less: accumulated amortization		(479,864)	(349,570)
Intangible assets, net		$690,856	$821,150

Amortization expense on intangible assets totaled $130,294 and $111,786 for the nine months ended September 30, 2013 and 2012, respectively.

Note 9 – Lines of Credit

Lines of credit consisted of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$50,322	$49,606

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	19,023	19,641

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	3,630	7,800

Total line of credit	72,975	77,047
Less: current portion	(72,975)	(77,047)
Line of credit, less current portion	$–	$–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Capital Lease Obligations Payable

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

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $134,800 at September 30, 2013 and December 31, 2012, respectively. Accumulated amortization of the leased equipment at September 30, 2013 and December 31, 2012 was $123,194 and $108,090, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2013, are as follows:

Twelve Months
Ending
September 30,	Amount
2014	$20,708
2015	5,757
2016	1,872
Total minimum payments	$28,337
Less: amount representing interest	(1,525)
Present value of net minimum lease payments	26,812
Less: Current maturities of capital lease obligations	(19,839)
Long-term capital lease obligations	$6,973

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
On various dates the Company’s CEO advanced and repaid funds to the Company at a 15% interest rate, due on demand. A total of $132,776 was advanced and repaid by the CEO during the nine months ended September 30, 2013, and total proceeds and repayments were $349,560 and $411,073, respectively during the year ended December 31, 2012.	$–	$–

Originated September 7, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 7, 2014. In addition, a loan origination fee of $10,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 6,000,000 shares of Series A Common Stock with a fair market value of $6,600 was granted as consideration for the loan on September 7, 2013 and the shares were subsequently issued on November 13, 2013.	65,000	–

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013.	25,000	–

Originated August 12, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 5,000,000 shares of Series A Common Stock with a fair market value of $7,000 was issued as consideration for the loan on August 12, 2013.	51,000	–

Originated July 19, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013.	23,000	–

Originated August 27, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 27, 2014. In addition, a loan origination fee of $2,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 1,250,000 shares of Series A Common Stock with a fair market value of $1,500 was granted as consideration for the loan on August 27, 2013 and the shares were subsequently issued on November 13, 2013..	12,500	–

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013.	24,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013.	32,000	–

Originated July 31, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $4,200 was issued as consideration for the loan on July 31, 2013.	32,000	–

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan.	10,000	–

Originated May 16, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on May 16, 2013, and is being amortized on a straight line basis over the life of the loan.	14,000	–

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan.	57,000	–

Originated April 1, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan on April 1, 2013, and is being amortized on a straight line basis over the life of the loan.	19,000	–

Originated October 9, 2012, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.	–	13,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,000	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	5,868	7,085

Total notes payable, related parties	372,368	22,085
Less: current portion	(272,368)	(22,085)
Notes payable, related parties, less current portion	$100,000	$–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded interest expense on notes payable to related parties in the amounts of $11,418 and $40,625 during the nine months ended September 30, 2013 and 2012, respectively.

Note 12 – Convertible Debts

Convertible debts consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
Unsecured $14,838 convertible promissory note carries an 11% interest rate (“First GG Mars Note”) owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.	$–	$–

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $6,116 at September 30, 2013.	56,900	–

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	42,500	–

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	53,000	–

Unsecured $33,000 convertible promissory note, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“First JMJ Note”), matures on June 11, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.0018 per share, whichever is less, but not less than $0.00009 per share. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $33,000 and $333 of accrued interest on the note was subsequently repaid in full on August 12, 2013 & thus the 12% interest was not assessed per the terms of the note.	–	–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013.	46,449	190,849

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $4,400 and legal fees of $2,500, carries an 8% interest rate (“First Tonaquint Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $5,000 of outstanding principal into 4,504,505 shares pursuant to debt conversion on March 12, 2013, $10,000 of principal into 15,151,515 shares on April 2, 2013, $10,000 of principal into 15,873,016 shares on April 24, 2013, $8,000 of principal into 22,222,222 shares on July 10, 2013, $13,000 of principal into 15,476,190 shares on July 30, 2013 and another $10,900 of principal and $3,764 of accrued interest into 19,551,267 shares on August 19, 2013.	–	56,900

Unsecured $16,500 convertible promissory note carries an 8% interest rate (“Sixth Asher Note”), matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $16,500 of principal and $660 of interest into a total of 40,857,143 shares in full settlement of the outstanding debt on June 24, 2013.	–	16,500

Unsecured $27,500 convertible promissory note carries an 8% interest rate (“Fifth Asher Note”), matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $21,716 of accrued interest and financing costs, was repaid in full with cash on April 15, 2013.	–	27,500

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matured on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $32,500 of principal and $1,300 of interest into a total of 24,461,538 shares in settlement of the outstanding debt on March 4, 2013 and March 6, 2013.	–	32,500

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $42,500 of principal and $1,700 of interest into a total of 23,573,529 shares of common stock in settlement of the outstanding debt between January 3, 2013 and February 26, 2013.	–	42,500
Total convertible debts	198,849	366,749
Less: unamortized discount on beneficial conversion feature	(106,320)	(139,068)
Less: unamortized OID	(6,116)	–
Convertible debts	86,413	227,681
Less: current maturities of convertible debts	(44,608)	(74,708)
Long term convertible debts	$41,805	$152,973

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company recognized interest expense in the amount of $34,358 and $6,416 for the nine months ended September 30, 2013 and 2012, respectively, related to convertible debts.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $160,624 and $277,323 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the earlier of the stated redemption date of the debts, as noted above or the actual settlement date.

The convertible notes, consisting of total original face values of $440,849 from Star Financial, $302,000 from Asher Enterprises, $56,900 from Tonaquint Inc. and $33,000 from JMJ Financial, Inc., $56,900 from St. George Investments, and $14,838 from the related party, GG Mars Capital, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the nine months ended September 30, 2013 and 2012, the Company recorded debt amortization expense in the amount of $197,156 and $100,454, respectively, attributed to the aforementioned debt discount, including $4,195 of amortization on the $14,300 OID during the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, the Company issued a total of 448,527,451 shares pursuant to debt conversions in settlement of $315,061, consisting of $307,616 of outstanding principal and $7,446 of unpaid interest, including 220,000,000 shares pursuant to debt conversion in settlement of $144,400 of outstanding principal owed to a related party (“Star Convertible Note”) and 46,856,526 shares pursuant to debt conversion in settlement of $14,838 of outstanding principal owed to a related party (“GG Mars Capital Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized. In addition, on May 27, 2013, the Company modified a related party debt and issued 14,239,500 shares of Class A Common Stock in settlement of $14,239 of related party debt owed to Vivienne Passley, which consisted of $13,000 of principal and $1,239 of accrued and unpaid interest. The total fair value of the common stock was $28,479 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $14,240 loss on debt settlement.

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

Asher Enterprises, Inc. Convertible Notes

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421 of which $-0- and $7,769 was amortized during the nine months ended September 30, 2013 and 2012, respectively.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108 of which $-0- and $7,209 was amortized during the nine months ended September 30, 2013 and 2012, respectively.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082 of which $11,760 and $12,027 was amortized during the nine months ended September 30, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959 of which $11,751 and $6,889 was amortized during the nine months ended September 30, 2013 and 2012, respectively.

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

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500 of which $19,900 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

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

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500 of which $15,364 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

On August 19, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $53,000. The Seventh Asher Note had a maturity date of May 21, 2014, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Seventh Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Seventh Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021 of which $5,960 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

On September 18, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $42,500. The Eighth Asher Note had a maturity date of June 20, 2014, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Eighth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Eighth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210 of which $1,187 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

GG Mars Capital, Inc. Convertible Note, Related Party

On August 20, 2013, we entered into a Convertible Promissory Note Agreement with GG Mars Capital, Inc. (“GG Mars”), a company owned by our CEO’s family member, pursuant to which we sold to GG Mars an 11% Convertible Promissory Note in the original principal amount of $14,838. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The First GG Mars Note was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.0001 per share, whichever is greater. The shares of common stock issuable upon conversion of the First GG Mars Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First GG Mars Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on August 20, 2013 of $0.0013 provided a value of $14,838 of which $14,838 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Star Financial, Inc. Convertible Note, Related Party

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

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382 of which $39,131 and $66,560 was amortized during the nine months ended September 30, 2013 and 2012, respectively.

Tonaquint, Inc. Convertible Note

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

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900 of which $32,669 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

JMJ Financial, Inc. Convertible Note

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on June 12, 2013 of $0.0017 provided a value of $33,000 of which $33,000 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

St. George Investments, Inc. Convertible Note

On September 5, 2013, we entered into a Securities Purchase Agreement with St. George Investments, Inc., (“First St. George Note”) pursuant to which we sold to St. George an 8% Convertible Promissory Note in the original principal amount of $56,900. The First St. George Note has a maturity date of May 30, 2014, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the average of the two lowest Closing Bid Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First St. George Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First St. George Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.015 provided a value of $46,555 of which $5,286 and $-0- was amortized during the nine months ended September 30, 2013 and 2012, respectively.

Note 13 – Long Term Debts

Long term debts consist of the following at September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012
On June 24, 2013, the Company received a loan of $15,000 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”) bearing an effective interest rate of 5.71%, consisting of 176 daily week day payments of $106, maturing on February 19, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	$7,722	$–

On June 11, 2013, the Company received a loan of $24,000, including $499 of loan origination costs, from Horizon Business Funding, LLC (“Horizon”) bearing an effective interest rate of 368.05%, consisting of 78 daily week day payments of $448, maturing on October 2, 2013. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	883	–

On April 11, 2013, the Company received a loan of $70,000, including $1,650 of loan origination costs, from Small Business Financial Solutions, LLC (“SBFS”) bearing an effective interest rate of 95.6%, consisting of 240 daily week day payments of $394, maturing on March 13, 2014. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	40,415	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	44,985	–

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	42,207	–

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	45,168	–

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	11,129	13,448

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	88,696	104,129

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	320,285	343,060

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	94,000	94,000

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	–	28,173

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	–	54,088

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note was payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”). The note was acquired and assigned by GG Mars Capital, Inc., a company owned by our CEO’s family member, on August 15, 2013 prior to being exchanged for a convertible note on August 20, 2013 and subsequently converted into 46,856,526 shares of Class A Common Stock.	–	19,483

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, our Chief Executive Officer.	3,462	6,234

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	9,991	10,520

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	66,785	68,436

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	141,522	153,377

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Mr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	202,438	216,214

Total long term debt	1,119,688	1,111,162
Less: current portion	(253,801)	(218,699)
Long term debt, less current portion	$865,887	$892,463

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $162,845 and $103,437 for the nine months ended September 30, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Changes in Stockholder’s Equity (Deficit)

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

Beneficial Conversion Feature

On June 12, 2013, the Company entered into a convertible promissory note with JMJ Financial. The beneficial conversion feature discount resulting from the conversion price that was $0.00518 below the market price of $0.0017 on the June 12, 2013 origination date resulted in a debt discount value of $33,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 19, 2013, the Company entered into a convertible promissory note with Asher Enterprises. The beneficial conversion feature discount resulting from the conversion price that was $0.0006 below the market price of $0.0014 on the August 19, 2013 origination date resulted in a debt discount value of $39,021 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On August 20, 2013, the Company entered into a convertible promissory note with GG Mars Capital, Inc., a company owned by our CEO’s family member. The beneficial conversion feature discount resulting from the conversion price that was $0.001 below the market price of $0.0013 on the August 20, 2013 origination date resulted in a debt discount value of $14,838 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On September 5, 2013, the Company entered into a convertible promissory note with St. George Investments, Inc. The beneficial conversion feature discount resulting from the conversion price that was $0.0005 below the market price of $0.001 on the September 5, 2013 origination date resulted in a debt discount value of $46,555 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On September 18, 2013, the Company entered into a convertible promissory note with Asher Enterprises. The beneficial conversion feature discount resulting from the conversion price that was $0.0004 below the market price of $0.001 on the September 18, 2013 origination date resulted in a debt discount value of $27,210 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

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

On August 19, 2013, the Company issued 19,551,267 shares of Class A Common Stock pursuant to the conversion of $14,663 of convertible debt, which consisted of $10,900 of principal and $3,763 of accrued interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 27, 2013, the Company issued 46,856,526 shares of Class A Common Stock pursuant to the conversion of $14,838 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 2,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $23,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 7, 2013, the Company granted 2,500,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On August 12, 2013, the Company issued 5,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $51,000 short term promissory note. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

On August 20, 2013, the Company granted 2,500,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $3,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On August 27, 2013, the Company granted 1,250,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

On September 7, 2013, the Company granted 6,000,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note. The total fair value of the common stock was $6,600 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013. As such, they were presented as a subscription payable as of September 30, 2013.

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

Note 15 - Subsequent Events

Shares of Class A Common Stock Issued as Loan Origination Fees to Related Parties

On November 13, 2013, the Company issued a total of 12,250,000 shares of Class A Common Stock to related parties as loan origination fees that were granted and presented as subscriptions payable during the period ended September 30, 2013. The total fair value of the common stock was $14,375.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2013. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC., AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”) AND COOLING TECHNOLOGY SOLUTIONS, INC., AN ILLINOIS CORPORATION (“CST”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012:

	For the Three Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Revenues	$156,750	$308,881	$(152,131)

General and Administrative	231,705	201,766	29,939
Salaries and Wages	303,716	1,233,782	(930,066)
Depreciation and Amortization	60,682	77,315	(16,633)
Bad Debts (Recoveries)	5,407	137,077	(131,670)

Total Operating Expenses	601,510	1,649,940	(1,048,430)

Net Operating Loss	(444,760)	(1,341,059)	(896,299)

Total Other Income (Expense)	(140,705)	(328,436)	(187,731)

Net Loss	$(585,465)	$(1,669,495)	$(1,084,030)

Revenues:

For the three months ended September 30, 2013 we had revenue of $156,750 compared to revenue of $308,881 for the three months ended September 30, 2012, a decrease of $152,131, or 49% from the comparative period. The decrease in revenues was evenly derived amongst our subsidiaries.

General and Administrative:

General and administrative expenses increased by $29,939, or 15% to $231,705 for the three months ended September 30, 2013 compared to general and administrative expense of $201,766 for the three months ended September 30, 2012. The increase in general and administrative expense is due primarily to increased advertising and public relations fees incurred during the three months ending September 30, 2013 that weren’t incurred during the three months ending September 30, 2012.

Salaries and Wages:

Salaries and wages decreased by $930,066, or 75% to $303,716 for the three months ended September 30, 2013 compared to salaries and wages of $1,233,782 for the three months ended September 30, 2012. The decrease in salaries and wages is due primarily to the decreased stock based compensation of $989,684, which was comprised of $191,150 of share based compensation related to the issuance of 749,026,316 shares of Class A Common stock granted amongst Shaun Passley, CEO, Vivienne Passley and Fay Passley during the three months ended September 30, 2013, compared to $1,180,834 incurred during the three months ended September 30, 2012 pursuant to the issuance of a total of 2,000 shares of Preferred Stock, 1,061,000,000 shares of Class A Common Stock and 3,000,000 shares of Convertible Class B Common Stock granted amongst Shaun Passley, CEO and Fay Passley.

Depreciation and Amortization:

We had depreciation and amortization expense of $60,682 for the three months ended September 30, 2013 as compared to $77,315 for the three months ended September 30, 2012, a decrease of $16,633, or 22% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debts expense of $5,407 for the three months ended September 30, 2013 as compared to bad debts expense of $137,077 for the three months ended September 30, 2012, a decrease in bad debts expense of $131,670, or 96% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are more actively managing our receivables than we had previously.

Net Operating Loss:

Total operating expenses for the three months ended September 30, 2013 were $601,510, compared to $1,649,940 for the three months ended September 30, 2012, a decrease of $1,048,430, or 64% from the comparative period. We had net operating losses of $444,760 for the three months ended September 30, 2013 compared to net operating loss of $1,341,059 for the three months ended September 30, 2012, a decrease in operating loss of $896,299, or 67% from the comparative period. The decrease in operating loss was primarily due the decrease in stock based compensation to related parties, decreased revenues and decreased bad debts expense.

Other Income (Expense):

Interest expense was $140,705 for the three months ended September 30, 2013 compared to $167,003 for the three months ended September 30, 2012, a decrease of $26,298, or 16% from the comparative period. Interest expense decreased primarily due to increased borrowings from related parties that generally carried lower interest rates than outstanding debts during the three months ended September 30, 2012.

Loss on debt conversions related to a modification and settlement of related party debts was $161,447 for the three months ended September 30, 2012 compared to $-0- for the three months ended September 30, 2013. The comparative period loss on debt modification was due to the modification of a promissory note with Star Financial that resulted in a loss of $98,528 and the settlement of outstanding liabilities owed to L&F Lawn Services with shares of common stock that resulted in a loss of $62,919.

Net Loss:

We had a net loss of $585,465 for the three months ended September 30, 2013 compared to a net loss of $1,669,495 for the three months ended September 30, 2012, resulting in a decreased net loss of $1,084,030, or 65% from the comparative period. The decreased net loss was due the decrease in stock based compensation to related parties, decreased revenues and decreased bad debts expense, in addition to losses on debt modifications and settlements with related parties incurred during the three months ended September 30, 2012 that were not incurred during the comparative three months ended September 30, 2013.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012:

	For the Nine Months Ended
	September 30,		Increase /
	2013	2012	(Decrease)
Revenues	$643,879	$856,248	$(212,369)

General and Administrative	519,339	524,647	(5,308)
Salaries and Wages	2,074,950	1,394,994	679,956
Depreciation and Amortization	204,842	199,956	4,886
Bad Debts (Recoveries)	(3,333)	102,005	(105,338)

Total Operating Expenses	2,795,798	2,221,602	574,196

Net Operating Loss	(2,151,919)	(1,365,354)	786,565

Total Other Income (Expense)	(499,695)	(412,327)	87,368

Net Loss	$(2,651,614)	$(1,777,681)	$873,933

Revenues:

For the nine months ended September 30, 2013 we had revenue of $643,879 compared to revenue of $856,248 for the nine months ended September 30, 2012, a decrease of $212,369, or 25% from the comparative period. The decrease in revenues was evenly derived amongst our subsidiaries.

General and Administrative:

General and administrative expenses decreased by $5,308, or 1% to $519,339 for the nine months ended September 30, 2013 compared to general and administrative expense of 524,647 for the nine months ended September 30, 2012. The decrease in general and administrative expense is due primarily to decreased professional fees as a result of not having to pay for the preparation of restatements for the year ended December 31, 2011 and acquisition costs during the nine months ending September 30, 2013 that were necessary during the nine months ending September 30, 2012.

Salaries and Wages:

Salaries and wages increased by $679,956, or 49% to $2,074,950 for the nine months ended September 30, 2013 compared to salaries and wages of $1,394,994 for the nine months ended September 30, 2012. The increase in salaries and wages is due primarily to the increase in stock based compensation of $532,316, consisting of $1,713,150 of stock based compensation granted during the none months ended September 30, 2013 pursuant to the issuance of a total of 1,561,552,632 shares of Class A Common Stock granted amongst Shaun Passley, CEO, Craig Passley, Corporate Secretary and Vivienne Passley valued at $1,703,650, and 5,000,000 shares of Convertible Class B Common Stock valued at $9,500 granted to Shaun Passley, CEO, in addition to increased cash compensation related to additional personnel on hand pursuant to our K9 Bytes subsidiary that was acquired on March 28, 2012. Another 254,000,000 shares valued at a total of $454,000 were issued that have not vested, and are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $1,180,834, consisting of a total of 2,000 shares of Preferred Stock, 1,061,000,000 shares of Class A Common Stock and 3,000,000 shares of Convertible Class B Common Stock granted amongst Shaun Passley, CEO and Fay Passley was issued for services during the nine months ending September 30, 2012.

Depreciation and Amortization:

We had depreciation and amortization expense of $204,842 for the nine months ended September 30, 2013 as compared to $199,956 for the nine months ended September 30, 2012, an increase of $4,886, or 2% from the comparative period. This increase is due to having a greater depreciable asset base as a result of our acquisition of K9 Bytes on March 28, 2012.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $(3,333) for the nine months ended September 30, 2013 as compared to bad debts expenses of $102,005 for the nine months ended September 30, 2012, a decrease in bad debts expense of $105,338, or 103% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are more actively managing our receivables than we had previously.

Net Operating Loss:

Total operating expenses for the nine months ended September 30, 2013 were $2,795,798, compared to $2,221,602 for the nine months ended September 30, 2012, an increase of $574,196, or 26% from the comparative period. We had net operating losses of $2,151,919 for the nine months ended September 30, 2013 compared to $1,365,354 for the nine months ended September 30, 2012, an increase in operating loss of $786,565, or 58%, from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties, decreased revenues and decreased bad debts expense as we more actively managed our accounts receivable.

Other Income (Expense):

Loss on convertible debt modification, related party was $96,032 for the nine months ended September 30, 2013 compared to $-0- for the nine months ended September 30, 2012, an increase of $96,032 from the comparative period. The current period loss on debt modification was due to an amended convertible promissory note with Star Financial Corporation, which at the time of modification carried a balance of $190,849, and the settlement of a promissory note with Vivienne Passley, which at the time of modification carried a balance of $14,239, including accrued interest of $1,239. We amended the Star Financial convertible promissory note to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792. We also amended the Vivienne Passley promissory note to satisfy repayment with 14,239,500 shares of common stock valued at $28,479 based on the closing price of the common stock on the grant date. The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $14,240.

Interest expense was $403,663 for the nine months ended September 30, 2013 compared to $250,932 for the nine months ended September 30, 2012, an increase of $152,932, or 61% from the comparative period. Interest expense increased due to increased borrowings to finance our acquisitions, as well as an increase of $90,392 of finance costs related to the amortized discount on beneficial conversion features of $190,846 during the nine months ended September 30, 2013 over the $100,454 of amortized discounts recognized during the nine months ended September 30, 2012, in addition to another $20,645 in excess of the carrying value of Asher Note 5 paid to satisfy the convertible note with Asher Enterprises during the nine months ended September 30, 2013 that was not present in the comparative nine months ended September 30, 2012.

Other expense consisted of loss on debt conversions related to a modification and settlement of related party debts was $161,447 for the three months ended September 30, 2012 compared to $-0- for the three months ended September 30, 2013. The comparative period loss on debt modification was due to the modification of a promissory note with Star Financial that resulted in a loss of $98,528 and the settlement of outstanding liabilities owed to L&F Lawn Services with shares of common stock that resulted in a loss of $62,919.

Net Loss:

We had a net loss of $2,651,614 for the nine months ended September 30, 2013 compared to $1,777,681 for the nine months ended September 30, 2012, an increased net loss of $873,933, or 49%, from the comparative period. The increased net loss was primarily due to increased stock based compensation, losses on convertible debt modification issued to related parties and increased debt servicing costs in the combined amount of $690,888, and the recognition of an additional $90,392 of associated amortization costs on debt discounts related to beneficial conversion features and decreased revenues of $212,369 during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2013 compared to December 31, 2012.

	September 30,	December 31,
	2013	2012
Total Assets	$1,197,459	$1,378,030

Total Liabilities	$2,039,478	$1,849,541

Accumulated (Deficit)	$(6,784,370)	$(4,114,756)

Stockholders’ Equity (Deficit)	$(842,019)	$(471,511)

Working Capital (Deficit)	$(897,795)	$(681,561)

We had total current assets of $127,018 as of September 30, 2013, consisting of cash of $43,085, net accounts receivable of $13,981, and other current assets of $69,952.

We had non-current assets of $1,070,441 as of September 30, 2013, consisting of $124,125 of property and equipment, net, including accumulated depreciation and amortization of $401,499, intangible assets of $690,856, net, including $479,864 of accumulated amortization and goodwill of $255,460 related to the purchase of our subsidiaries.

We had total current liabilities of $1,024,813 as of September 30, 2013, consisting of $18,000 of dividends payable in stock or cash at the election of management, $192,572 of accounts payable and accrued expenses, $150,650 of deferred revenues, current portion of outstanding balances on lines of credit of $72,975, current portion of capitalized leases in the amount of $19,839, current maturities of notes payable, related parties of $272,368, current maturities on convertible debentures of $44,608, net of discounts of $107,792, and current maturities on long term debts in the amount of $253,801.

We had negative working capital of $897,795 and a total accumulated deficit of $6,784,370 as of September 30, 2013.

We had total liabilities of $2,039,478 as of September 30, 2013, which included total current liabilities of $1,024,813, long-term portion of capitalized leases of $6,973, long term portion of notes payable, related parties of $100,000, long-term convertible debentures of $41,805, net of discounts of $4,644 and long-term debts of $865,887, net of current portion.

We had net cash used in operating activities of $403,809 for the nine months ended September 30, 2013, which was primarily due to our net loss of $408,732 after adjustments for non-cash operating expenses, a decrease of $26,347 in accounts receivable, an increase of $4,884 of other current assets, and an increase of $52,400 in accounts payable and accrued expenses, and a decrease of $68,940 in deferred revenues.

We had $2,376 of net cash used in investing activities for the nine months ended September 30, 2013, which consisted of $2,376 of cash paid for the purchase of equipment.

We had $403,169 of net cash provided in financing activities during the nine months ended September 30, 2013, which represented proceeds from notes payable and convertible debts of $871,885, repayments on long term and convertible debts of $452,408 and principal payments on capital leases of $16,308.

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

Recent Financing Activities

Third quarter of 2013:

On various dates the Company’s CEO advanced and repaid funds to the Company at a 15% interest rate, due on demand. A total of $39,556 was advanced and repaid by the CEO during the three months ended September 30, 2013.

On various dates between July 19, 2013 and September 7, 2013, related parties advanced net proceeds of $264,500 in exchange for unsecured promissory notes bearing interest at 15% and additional loan origination costs of $40,500. In addition, a total of 25,750,000 shares of Class A Common Stock with a cumulative fair value of $36,150 were granted as loan origination costs to related parties, of which 12,250,000 shares with a fair value of $15,600 weren’t issued until November 13, 2013. As a result, the $15,600 was presented as a subscriptions payable at September 30, 2013.

On September 18, 2013, we issued an unsecured $42,500 convertible promissory note, which carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

On August 19, 2013, we issued an unsecured $53,000 convertible promissory note, which carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

On September 5, 2013, we issued an unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, which carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

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

Recent Debt Conversions

Third quarter of 2013:

On various dates between July 9, 2013 and August 20, 2013, we issued a total of 224,106,205 shares of common stock pursuant to debt conversions of a total of $105,138 of principal and $3,763 of accrued interest, of which, 120,000,000 shares of common stock were issued in conversion of $58,400 of outstanding principal on a related party note owed to Star Financial Corporation and 46,856,526 shares of common stock were issued in conversion of $14,838 of outstanding principal on a related party note owed to GG Mars Capital, Inc.

A total of $198,849 of convertible debentures remain outstanding as of the date of this filing, and are convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.0006 per share
Lender /	Conversion	Principal	100%	75%	50%	25%
Origination	Terms	Borrowed	$0.0006	$0.0005	$0.0003	$0.0002

Star Financial (Related Party) July 2, 2012	As amended on March 5, 2013, convertible into the greater of (a) 50% of the average of the closing market price over the 5 days prior to the conversion request, and (b) the fixed conversion price of $0.00075 per share. Interest rate of 10%.	$46,449	77,415,000	103,220,000	154,830,000	309,660,000

Asher Enterprises, Inc. (Seventh Asher Note) August 19, 2013	Convertible into 59% of the average of the three lowest trading prices over the 10 days prior to the conversion request, or $0.00005, whichever is greater. Interest rate of 8% with a 22% default rate.	$53,000	88,333,333	117,777,778	176,666,667	353,333,333

Asher Enterprises, Inc. (Eighth Asher Note) September 18, 2013	Convertible into 59% of the average of the three lowest trading prices over the 10 days prior to the conversion request, or $0.00005, whichever is greater. Interest rate of 8% with a 22% default rate.	$42,500	70,833,333	94,444,444	141,666,667	283,333,333

St. George Investments, Inc. (First St. George Note) September 5, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater.	$56,900	94,833,334	126,444,445	189,666,666	379,333,334

		$198,849	331,415,000	441,886,667	662,830,000	1,325,660,000

Recent Shares of Common Stock Issued for Services

Third quarter of 2013:

To conserve on the Company's capital requirements, the Company has issued shares in lieu of cash payments to related parties, and the Company expects to continue this practice. In the three months ended September 30, 2013, the Company granted a total of 735,526,316 shares of Class A Common Stock valued at $512,368 in lieu of cash payments to our officer and a related party as disclosed below:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2013:

Debt Conversion Issuances

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

On August 19, 2013, the Company issued 19,551,267 shares of Class A Common Stock pursuant to the conversion of $14,663 of convertible debt, consisting of $10,900 of principal and $3,763 of accrued and unpaid interest.

On August 20, 2013, the Company issued 46,856,526 shares of Class A Common Stock pursuant to the conversion of $14,838 of convertible debt owed to a related party, which consisted entirely of principal.

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

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. A total of 200,000,000 of these shares vested immediately and 510,526,316 shares issued to the Company’s CEO in consideration for providing product development services will vest once the Company reports revenue of $10 million in a calendar year. The unvested shares are presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied.

Shares Issued to Related Parties for Loan Origination Services

On July 19, 2013, the Company issued 2,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost.

On July 31, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination cost.

On August 2, 2013, the Company issued 3,000,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination cost.

On August 12, 2013, the Company issued 5,000,000 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost.

The foregoing securities issued for services were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION

Debt Assignment Agreement and Exchange to Convertible Debt

On August 20, 2013, the Company exchanged a promissory note held by GG Mars Capital, Inc., a company owned by an immediate family member of the Company’s CEO for a convertible note. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	Form of Promissory Note with Vivienne Passley, July 19, 2013	X
10.2	Form of Promissory Note with Vivienne Passley, August 12, 2013	X
10.3	Form of Promissory Note with Star Financial Corporation, July 31, 2013	X
10.4	Form of Promissory Note with Star Financial Corporation, August 2, 2013	X
10.5	Form of Promissory Note with Star Financial Corporation, August 7, 2013	X
10.6	Form of Promissory Note with Star Financial Corporation, August 27, 2013	X
10.7	Form of Promissory Note with GG Mars Capital, Inc., August 20, 2013	X
10.8	Form of Promissory Note with GG Mars Capital, Inc., September 7, 2013	X
10.9	Form of Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013	X
10.10	Form of Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013	X
10.11	Form of Convertible Promissory Note with St. George Investments, Inc., September 5, 2013	X
10.12	Form of Note Purchase Agreement with St. George Investments, Inc., September 5, 2013
10.13	Form of Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013	X
10.14	Form of Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013	X
10.15	Form of Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013	X
10.16	Form of Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013	X
10.17	Form of Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013	X
10.18	Form of Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013	X
10.19	Form of Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013	X
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 19, 2013	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

