Form 10-Q/A
period 2013-09-30
Epazz Inc
filed 2014-01-23
CIK 1335239

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Epazz, Inc., for the period ended September 30, 2013, as filed with the Securities and Exchange Commission on November 19, 2013 (the “Form 10-Q”), is being filed solely to correct and clarify the check boxes on the cover page of the Form 10-Q, which were originally incorrectly filed with each “[X]” being replaced by a “T” symbol and each “[ ]” being replaced by a “£” symbol. Other than correcting the check boxes on the cover page of the Form 10-Q, this Amendment No. 1 does not affect any other portion of the Form 10-Q as originally filed. Additionally, this Amendment No. 1 does not reflect any event occurring after November 19, 2013, the original filing date of the Form 10-Q filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: January 23, 2014	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

EXHIBIT INDEX

Exhibit	Exhibit Description	Filed herewith
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X