Form 10-K
period 2013-12-31
Epazz Inc
filed 2014-07-18
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes [  ] No [X].

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was $789,803.

There were 6,796,730,730 shares of the registrant's class A common stock outstanding as of July 13, 2014.

i

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "risk factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as otherwise provided by law. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2013. As used herein, the “Company,” “Epazz,” “we,” “us,” “our” and words of similar meaning refer to Epazz, Inc., and include Epazz’s wholly owned subsidiaries, Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI”), Intellisys, Inc., a Wisconsin corporation ("IntelliSys"), K9 Bytes, Inc., an Illinois corporation (“K9 Bytes”) and MS Health, Inc., an Illinois corporation (“MS Health”) unless otherwise stated, or the context suggests otherwise.

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

On or about June 18, 2008, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI” and collectively with DFI, the “Target Companies”) and Arthur A. Goes, an individual and the sole stockholder of the Target Companies, whereby Epazz acquired 100% of the outstanding shares of the Target Companies.

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

PRMI and DFI are separate legal entities, but operate in conjunction. PRMI and DFI share office space and certain employees. DFI’s main source of revenue comes from the “Desk/Flex Software” product, which it owns, and PRMI’s main source of revenue comes from the “Agent Power” product line, which it owns. PRMI also acts as the general agent for DFI; however, there is no formal agency agreement between the two companies. DeskFlex is a hoteling and scheduling solution for conference rooms, workspaces, desks, car parking spaces, equipment, hoteling and “HotDesking” so office managers can accommodate the occasional needs of mobile workers while reducing the rent. PRMI Agent Power Software provides vital information and tools for call centers to help improve their workforce management. Historical, real-time, and forecast information is available at the touch of a button to plan, control, and monitor your call center.

AutoHire Software, Asset Purchase

Effective February 1, 2010, the Company entered into a Software Product Asset Purchase Agreement (the “Software Rights Agreement”) with Igenti, Inc., a Florida corporation (“Igenti”) to acquire the rights to Igenti’s AutoHire software, domain names, permits, customers, contracts, know-how, equipment, software programs, receivables totaling approximately $10,000 and the intellectual property of Igenti associated therewith (the “AutoHire Software”). AutoHire competes favorably with other hiring system providers by providing a wide range of applicant tracking functionality combined with ease of use. The system design is uncomplicated, making it easy for the user to navigate. Quick access to candidate records is provided directly from the job postings.

IntelliSys, Inc., Wholly-Owned Subsidiary

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys. Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys from Mr. Prahl. IntelliSys SystemVIEW is a scada software and HMI software for rapid application development of HMI and process.

K9 Bytes, Inc., Wholly-Owned Subsidiary

On October 26, 2011, the Company, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc. (“K9 Bytes”), entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Florida” and the “Purchase Contract”). Pursuant to the Purchase Contract, the Company purchased all of K9 Florida’s assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, and goodwill. K9 Bytes focuses on core application areas related to pet care: pet boarding, daycare, grooming, training, and other pet care services (including dog walking and pet sitting). K9 Bytes products also include retail inventory and point of sale capabilities; including credit and debit card processing, collar printers, digital signature tablets, and biometric/fingerprint identification hardware.

MS Health Software Corporation, Asset Purchase

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

FlexFridge, Inc., Formation of Subsidiary and Subsequent Spin-Off

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc., which was later renamed, Z Fridge, Inc., and ultimately again renamed as, FlexFridge, Inc. (“FlexFridge”) on May 29, 2014. The Company has filed a non-provisional patent application for its Project Flex product, which consists of a patent pending foldable mini-fridge. On November 21, 2013, the Company was spun off to shareholders of record on September 15, 2013, whereby shareholders of Epazz, Inc. received one (1) share of FlexFridge in exchange for each ten (10) shares held of Epazz, Inc. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

Terran Power, Inc., Recent Formation of Subsidiary

On September 19, 2013, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Terran Power, Inc. The Company plans to file a non-provisional patent application to develop a mobile power device that allows iPhone and other smartphone users to power up their phone on the go without needing an outlet or a second battery, however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

Recent Events

Telecorp Products, Inc., Stock Purchase Agreement

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $320,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

In connection with the Stock Purchase Agreement, the shareholders of Telecorp and the Company entered into a Non-Disclosure/Non-Compete Agreement, pursuant to which the shareholders of Telecorp and the Company, each agreed to not for a period of one (1) year, communicate or divulge to, or use for the benefit of itself or any other person, firm, association or corporation, any information in any way relating to the Proprietary Property, in competition with the business of the Company, and pursuant to the agreement, the shareholders of Telecorp agreed not to compete against the Company for one (1) year from the closing of the acquisition.

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On March 13, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. The Financing agreement has a lien against the software assets of Zinergy.

Zinergy Service Desk Software is very customizable for business processes. Zinergy integrates with just about every other business tool available. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc., Asset Purchase Agreement

On May 16, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $425,000, of which $215,000 was paid at the closing and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years, subject to certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

The Company also agreed to provide the seller with additional earn-out rights in connection with the purchase, which provide that the seller will receive up to a maximum of $100,000 per year for the three twelve month periods following the Closing (any delinquent earn-out payment shall bear interest at the rate of 10% per annum until the delinquent amount is paid), based on the gross revenues generated by Jadian during such applicable year based on the following schedule (the “Earn-Out”):

Revenue for the Relevant Year	Earn-Out
$-0- to $500,000	$-
$500,000 to $600,000	$25,000
$600,000 to $700,000	$50,000
$700,000 to $800,000	$75,000
$800,000 or more	$100,000

Provided that in no event shall the total amount payable to Jadian Enterprises in connection with the Earn-Out exceed $100,000 per year, or $300,000 in aggregate.

Recent Debt Financing

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $35,000 upon default.

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Debt Financing, Related Parties, Star Financial Corporation

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $25,000 upon default.

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Convertible Debt Financing

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.

Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.

Equity Based Debt Settlement Financing, Conversions into Class A Common Stock – IBC Funds, LLC

On February 14, 2014, IBC Funds, LLC (“IBC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2014-CA-000899. IBC has contracted with various note holders of the Company to acquire approximately $314,021 of Company debt and subsequently converted the debt to common stock of the Company at 50% of the lowest trading price over the 15 days prior to, and including the conversion request date pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. In addition, the Company agreed to issue 75,000,000 settlement shares to IBC. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on February 14, 2014 and the arrangement was approved. A total of 3,040,823,600 shares of Class A Common Stock was issued, in addition to the 75,000,000 settlement shares, in complete satisfaction of the debt, as disclosed in detail below.

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

Research and Development

The Company has spent not spent resources on research and development activities for the fiscal years ended December 31, 2013 and December 31, 2012.

Employees

We currently employ six (6) full-time employees, all of which are provided to us by Insperity, Inc., with whom we have a client service agreement to provide labor and human resource services.

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

ITEM 1A. RISK FACTORS

Any investment in our common stock involves a high degree of risk. Investors should carefully consider the risks described below and all of the information contained in this report before deciding whether to make an equity investment in our Company. Our business, financial condition or results of operations, including those of our wholly owned subsidiaries DFI, PRMI, Intellisys, K9 Bytes, MS Health, Terran Power and FlexFridge, could be materially adversely affected by these risks if any of them actually occur. Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.

RISKS RELATED TO OUR BUSINESS

We owed a total of $2,607,576 in liabilities as of December 31, 2013. We will need to raise additional funds to repay our obligations and continue our operations, and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2013, we had $2,607,576 in liabilities and owed approximately $1,942,244 in outstanding notes payable, which included $73,232 owed on line of credits, $17,421 owed on our capital leases; $397,368 owed to our Chief Executive and other related parties; a total of $157,294 owed on six convertible debentures, including a discount on beneficial conversion features of $109,583, or a total face value of $266,877 of convertible debts, and $1,211,929 owed to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. Our cash on hand is sufficient to fund operations for the next six months. We will need to raise additional funds to continue to operate as a going concern.

We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2014 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights. In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Notes payable in connection with the acquisition of IntelliSys, due to a third party lender, due in connection with K9 Bytes acquisition and due in connection with the MS Health acquisition are secured by a security interest in substantially all of the assets of the Company.

The Company agreed to secure the payment of the $50,000 IntelliSys Note (described above) with a Uniform Commercial Code Security Interest filing, which the Company agreed to file, at the Company’s expense, to grant a security interest over all of IntelliSys’ tangible and intangible assets, and the outstanding stock of IntelliSys until the IntelliSys Note is repaid, which security interest is junior to the Third Party Note (described below). On September 30, 2010, the Company obtained a $185,000 U.S. Small Business Association Loan from Third Party Lender (the “Third Party Lender Note” and “Third Party Lender”). The Third Party Lender Note bears interest at the rate of the Prime Rate in effect from time to time plus 2.75% (which has an initial interest rate of 6% per annum). The Company agreed to repay the Third Party Lender Note at the rate of $2,054 per month, which commenced in November 2010. The Third Party Lender Note is due and payable on September 30, 2020. The repayment of the Third Party Lender Note is secured by a security interest over substantially all of the Company’s property, including, but not limited to the stock of IntelliSys which was purchased in connection with the IntelliSys Purchase Agreement. Additionally, the Third Party Lender Note is guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer and director, related parties, PRMI and DFI. The Third Party Note is also secured by a mortgage on the properties of related parties, and Shaun Passley, Ph.D.. Finally, Shaun Passley, Ph.D. agreed to further secure the Third Party Lender Note with the proceeds of a personal insurance policy, equal at least to the amount of the Third Party Lender Note. An aggregate of $125,000 received in connection with the Third Party Lender Note was used to pay Mr. Prahl the Cash Consideration due under the IntelliSys Purchase Agreement, $50,000 was used for working capital, and $10,000 was paid in closing costs associated with the note.

On October 26, 2011, the Company purchased all of K9 Florida’s assets in consideration for an aggregate of $205,000, of which $5,000 was paid in cash at the closing, $169,750 was financed using a small business loan and $30,750 was paid by way of a Balloon Installment Promissory Note (the “K9 Note”). The K9 Note accrues interest at 6% per annum and is payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the K9 Note ($23,017, assuming no additional payments other than those scheduled) is due. The repayment of the K9 Note is secured by all of the securities of K9 Bytes, which owns all of the assets purchased as a result of the Purchase Contract, provided that Third Party Lender, as a result of the SBA Loan described below, has a first priority security interest to such securities. The K9 Note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

We raised the funds paid to K9 Florida in connection with the Purchase Contract through a $235,000 Small Business Association loan obtained by K9 Bytes from the Third Party Lender (the “SBA Loan”). The SBA Loan has a term of ten (10) years; bears interest at the prime rate plus 2.75% per annum (currently 6%), adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes and the Company, 100% of the outstanding capital of K9 Bytes which is held by the Company, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $175,000 was used to pay K9 Florida the cash amount due pursuant to the terms of the Purchase Contract and $50,000 of such loan amount was made available for working capital for the Company and K9 Bytes.

On March 8, 2012, we, through a newly-formed wholly-owned Illinois subsidiary, MS Health, Inc. (“MS Health”), entered into an Asset Purchase Agreement with MS Health Software Corporation, a New Jersey corporation (“MSHSC”). Pursuant to the Purchase Agreement, we purchased all of MSHSC’s assets, including all of its intellectual property, its business trademarks and copyrights, furniture, fixtures, equipment and software in consideration for an aggregate of $500,000, of which $39,200 was paid in cash at the closing, $360,800 was financed using a small business loan and $100,000 was paid by way of a Promissory Note (the “MSHSC Note”). The terms of the MSHSC Note include interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012 before discontinuing payments. The MSHSC Note is secured by a security interest over the assets of MS Health. The acquisition was financed in part with a $360,800 Small Business Administration (“SBA Loan”) loan, bearing interest at fixed and variable rates. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.

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

We incurred a net loss of $3,376,238 for the year ended December 31, 2013 and accumulated losses of $7,501,994 from March 2000 (inception) to December 31, 2013, in addition to having negative working capital of $1,283,338 at December 31, 2013. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the software development industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to increase our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

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

Our Company is a relatively new software company and our management has limited experience managing in our industry and our management and employees have limited experience developing and selling software. The lack of experience in software design and sales may make it difficult to compete against companies that have more senior management and design experience. We expect to add additional key personnel in the future. Our failure to attract and fully integrate our new employees into our operations or successfully manage such employees could have a material adverse effect on our business, financial condition and results of operations.

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

Our future success depends upon the continued services of key employees especially Shaun Passley, Ph.D., our President and Chief Executive Officer. The loss of the services of Dr. Passley or any other key employee could harm us. Our future success also depends on our ability to identify, attract and retain additional qualified personnel. Competition for employees in our industry is intense and we may not be successful in attracting and retaining such personnel.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI, IntelliSys, K9 Bytes, MS Health, Telecorp, Jadian and our purchase of the AutoHire and Zinergy Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

RISKS RELATED TO OUR CAPITAL STRUCTURE

We have the obligation to issue additional shares of our Class A Common Stock in the future. The issuance of such additional shares of common and preferred stock may depress the price of our common stock and cause dilution to existing shareholders.

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	As of July 9, 2014, there were 200,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with St. George Investments, Inc.
•	As of July 9, 2014, there were 1,400,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with JMJ Financial, Inc.

We also have outstanding obligations to issue additional shares of common stock in the future related to conversions of Preferred Stock and Convertible Class B Common Stock, provided that we do not currently have a sufficient number of authorized but unissued shares to issue such securities, given our 9,000,000,000 total authorized shares. These shares are held entirely by our CEO and other related parties who have the ability to amend the Articles of Incorporation and increase the authorized shares as necessary without the approval or consent of our minority shareholders. These include the following:

•	As of July 9, 2014, there were 4,078,038,438 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series A Preferred Stock.
•	As of July 9, 2014, there were 679,673,073 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series B Preferred Stock.
•	As of July 9, 2014, there were 8,831,166,600 shares of common stock reserved for issuance upon conversion of 2,943,722,200 shares of outstanding Convertible Series B Preferred Stock.
•	As of July 9, 2014, there were 23,000,000 shares of common stock reserved for issuance upon conversion of a Convertible Class B Common Stock.

Any shares of common stock issued pursuant to these conversions would further dilute the percentage ownership of existing stockholders. We may issue additional shares in the future other than as listed above. There are no preemptive rights in connection with our common stock. Thus, the percentage ownership of existing stockholders may be diluted if we issue additional shares in the future. Our Board of Directors intends to use its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any such grant. Nonetheless, future issuances of additional shares pursuant to conversions granted could cause immediate and substantial dilution to the net tangible book value of shares of common stock issued and outstanding immediately before such transaction. Any future decrease in the net tangible book value of such issued and outstanding shares could materially and adversely affect the market value of the shares. Additionally, our Board of Directors is authorized to issue shares of preferred stock in one or more series and to fix the voting powers, preferences and other rights and limitations of the preferred stock. Shares of preferred stock may be issued by our Board of Directors without shareholder approval, with voting powers and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of preferred stock (similar to the above) may be issued by our Board of Directors which cause the holders to have majority voting power over our shares, provide the holders of the preferred stock the right to convert the shares of preferred stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders including having a preference over our common stock with respect to dividends or distributions on liquidation or dissolution.

Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and preferred stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any preferred stock which we may issue may be exacerbated given the fact that such preferred stock may have voting rights and/or other rights or preferences which could provide the preferred shareholders with substantial voting control over us subsequent to the date of this filing and/or give those holders the power to prevent or cause a change in control, even if that change in control might benefit our shareholders. As a result, the issuance of shares of common stock and/or preferred stock may cause the value of our securities to decrease.

Finally, investors should keep in mind that our majority shareholders have the right in their sole discretion (because they exercise super majority voting control over our securities) to increase our authorized but unissued shares of common and preferred stock in their sole discretion without approval of the minority shareholders of the Company. Such increases in authorized shares make additional authorized but unissued shares available for issuance, which could further dilute existing shareholders and/or cause our majority shareholders to gain even greater ownership of our voting securities.

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

We may exchange non-convertible debt for convertible debt without shareholder consent which may cause immediate and substantial dilution.

Our board of directors has authority, without action or vote of the shareholders, to exchange non-convertible debts for convertible debts with agreement by the lenders. As of December 31, 2013, we had a total of $1,784,950 of non-convertible debts on our balance sheet, and a total of $266,877 of outstanding convertible debts. Any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The Convertible Notes are convertible into shares of our common stock at a discount to market.

The conversion price of the $74,900 in Convertible Notes (principal only) currently outstanding as of July 9, 2014, is convertible at various prices discounted to market as depicted in the table below, in addition to the 6,210,861,173 shares of Class A Common Stock issued in conversion of a total of $989,084 of principal and interest over various dates from January 1, 2013 through July 9, 2014, including 584,333,745 shares pursuant to the conversion of $58,433 of previously non-convertible related party debt. In addition, a total of $60,500 of principal on convertible notes was repaid in cash during the year ended December 31, 2013. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.0002 per share
	Conversion	Principal	100%	75%	50%	25%
Lender / Origination	Terms	Borrowed	$0.0002	$0.00015	$0.0001	$0.00005

JMJ Financial (Second JMJ Note) November 13, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater.	$33,000	165,000,000	220,000,000	330,000,000	660,000,000

St. George Investments, Inc. (First St. George Note) September 5, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater.	$41,900	209,500,000	279,333,333	419,000,000	838,000,000

		$74,900	374,500,000	499,333,333	749,000,000	1,498,000,000

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

Shaun Passley, Ph.D. beneficially owns approximately 4% of our Class A Common Stock, and 100% of our Convertible Class B Common Stock, which is entitled to 10,000 votes per share, which represents approximately 97% of our aggregate outstanding voting stock. Dr. Passley, as majority shareholder, sole director, President and Chief Executive Officer of the Company possesses significant influence over our Company, giving him the ability, among other things, to elect a majority of the Board of Directors and to approve significant corporate transactions. Such stock ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of our Company. While Dr. Passley has managed the Company since its inception, he has no other accounting or finance experience and has no experience relating to a public company.

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

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a significant liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently do not satisfy the initial listing standards for any major securities exchange, although we intend to apply for such an exchange listing when we are able. Currently our common stock is traded on the OTC Pink. Should we fail to remain traded on the OTC Pink or not be able to be traded on the OTC Pink, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTC Pink, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

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

Due to the fact that we are a public reporting company we will incur significant increased costs in connection with compliance with section 404 of the Sarbanes-Oxley Act, and our management will be required to devote substantial time to new compliance initiatives.

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

As our common stock is listed on the OTC Pink, it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our executive offices are located at 205 W. Wacker Dr., Suite 1320, Chicago, IL 60606. The executive offices represent approximately 2,522 square feet. We occupy this space under a lease agreement between Epazz, Inc. and 205 West Wacker Property Owner, LLC which has a sixty six month term that began on September 1, 2013 and ends on February 28, 2019. The monthly rent under the lease is as follows:

Lease	Monthly	Minimum	Minimum
Year	Installments	Annual Rent	Annual Rent PSF
1	$2,417	$29,004	$11.50
2	$2,522	$30,264	$12.00
3	$2,627	$31,524	$12.50
4	$2,732	$32,784	$13.00
5	$2,837	$34,044	$13.50
6	$2,942	$35,304	$14.00

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

On February 14, 2014, IBC Funds, LLC (“IBC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2014-CA-000899. IBC has contracted with various note holders of the Company to acquire approximately $314,021 of Company debt and subsequently converting the debt to common stock of the Company pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on February 14, 2014 and the arrangement was approved.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock is quoted on the Over-the-Counter Pink Sheets under the symbol "EPAZ” as maintained by the OTC Markets Group Inc.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter (Quarter ended December 31, 2013)	$0.0010	$0.0004
Third Quarter (Quarter ended September 30, 2013)	$0.0022	$0.0006
Second Quarter (Quarter ended June 30, 2013)	$0.0029	$0.0006
First Quarter (Quarter ended March 31, 2013)	$0.0077	$0.0010
FISCAL YEAR ENDED DECEMBER 31, 2012:
Fourth Quarter (Quarter ended December 31, 2012)	$0.0100	$0.0025
Third Quarter (Quarter ended September 30, 2012)	$0.0450	$0.0051
Second Quarter (Quarter ended June 30, 2012)	$0.0200	$0.0100
First Quarter (Quarter ended March 31, 2012)	$0.0400	$0.0100

(b) Holders of Common Stock

As of July 13, 2014, the Company had 2,943,722,200 shares of Class A Common Stock outstanding held by approximately 53 shareholders of record. As of July 13, 2014, the closing price of the Company's shares of common stock was $0.0001 per share. Island Stock Transfer Company (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock and Convertible Series C Preferred Stock

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

Voting--General. All voting power is vested in the holders of Class A Common Stock, Convertible Class B Common Stock and Convertible Series C Preferred Stock voting together without regard to class but with votes determined as described below. However, we could in the future create a series of Preferred Stock with voting rights equal to or greater than our Class A Common Stock, Convertible Class B Common Stock or Convertible Series C Preferred Stock ("Full Voting Preferred Stock").

Each holder of Class A Common Stock is entitled to one vote per share, each holder of Convertible Class B Common Stock is entitled to 10,000 votes per share, and each holder of Convertible Series C Preferred Stock is entitled to 3 votes per share. Our Convertible Series A and B Preferred Stock carry no voting rights.

Non-Cumulative Voting Rights. Our Class A Common Stock, Convertible Class B Common Stock, and Convertible Series C Preferred Stock, as well as any Full Voting Preferred Stock we may issue, do not have cumulative voting rights.

Voting by Class. Holders of our Class A Common Stock, Convertible Class B Common Stock, and Convertible Series C Preferred Stock vote as one class.

Miscellaneous Rights and Provisions. There are no preemptive rights, subscription rights, or redemption provisions relating to our Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock and Convertible Series C Preferred Stock and none of the shares carry any liability for further calls. Our Class B Common Stock is convertible into shares of Class A Common on a 1:1 basis. Our Convertible Series A Preferred Stock is convertible into 60% of the issued and outstanding shares of Class A Common Stock at the time of conversion, our Convertible Series B Preferred Stock is convertible into 10% of the issued and outstanding shares of Class A Common Stock at the time of conversion, and our Convertible Series C Preferred Stock is convertible into three (3) shares of Class A Common Stock at the time of conversion. We are not obligated to redeem or retire the Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock or Convertible Series C Preferred Stock.

Ranking. The Convertible Series A Preferred Stock ranks senior to the Convertible Series B and C Preferred Stock, which in turn ranks senior to the Class A Common Stock, which also ranks senior to the Convertible Class B Common Stock with respect to dividends and upon liquidation.

As of July 13, 2014, the Company had 1,000 shares of Convertible Series A Preferred Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D.. There is currently no market for the Company’s Convertible Series A Preferred Stock.

As of July 13, 2014, the Company had 1,000 shares of Convertible Series B Preferred Stock outstanding, which are held by the Company’s Secretary, Craig Passley (10 shares), Vivienne Passley (500 shares), the aunt of the Company’s CEO and Fay Passley (490 shares), the mother of the Company’s CEO. There is currently no market for the Company’s Convertible Series B Preferred Stock.

As of July 13, 2014, the Company had 2,943,722,200 shares of Convertible Series C Preferred Stock outstanding, which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D. (2,421,052,632 shares), the Company’s Secretary, Craig Passley (60,000,000 shares), GG Mars Capital, Inc. (224,000,000 shares), a Company solely owned by Vivienne Passley, the aunt of the Company’s CEO and Star Financial Corporation (225,000,000 shares), a Company solely owned Fay Passley, the mother of the Company’s CEO. There is currently no market for the Company’s Convertible Series C Preferred Stock.

As of July 13, 2014, the Company had 23,000,000 shares of Convertible Class B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D. There is currently no market for the Company’s Convertible Class B Common Stock.

(c) Dividends

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash at the sole discretion of the Board of Directors. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on Epazz's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

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

The Company has 3,000,000,000 authorized and 2,943,722,200 outstanding shares of $0.0001 par value Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock shall accrue dividends, when, as and only if declared by the Board of Directors, out of any assets at the time legally available therefor, payable in preference and priority to any declaration or payment of any distribution on common stock of the Corporation in such calendar year. The Series C Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. Each share of Series C Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days' notice, provided that no conversion will take place until all holders of the Series C Preferred Stock consent to such conversion. The Series C Preferred Stock has preferential voting rights that carry three (3) voting rights for each share issued and outstanding, and shall vote together with the shares of the Common Stock of the Company, and not as a separate class.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

The following issuances of equity securities by the Company occurred during the three month period ended December 31, 2013:

Class A Common Stock

On November 13, 2013, the Company issued 2,500,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note on August 7, 2013.

On November 13, 2013, the Company issued 2,500,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note on August 20, 2013.

On November 13, 2013, the Company issued 1,250,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note on August 27, 2013.

On November 13, 2013, the Company issued 6,000,000 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note on September 7, 2013.

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

PLAN OF OPERATION

During the next twelve months, we plan to integrate our recent acquisitions, including Zinergy, Telecorp and Jadian, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages. In addition, we plan to develop our Project Flex product, which consists of a patent pending foldable mini-fridge that has yet to be developed, and continue to pursue growth through additional acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

Results of Operations for the Years Ended December 31, 2013 and December 31, 2012:

	For the Years Ended
	December 31,		Increase /
	2013	2012	(Decrease)
Revenues	$750,139	$1,193,217	$(443,078)

General and administrative	758,353	698,895	59,458
Salaries and wages	2,201,161	1,665,429	535,732
Depreciation and amortization, including impairment	536,705	275,076	261,629
Bad debts (recoveries)	(27,129)	2,957	(30,086)

Total Operating Expenses	3,469,090	2,642,357	826,733

Net Operating Income (Loss)	(2,718,951)	(1,449,140)	1,269,811

Total other income (expense)	(657,287)	(457,549)	199,738

Net Income (Loss)	$(3,376,238)	$(1,906,689)	$1,469,549

Revenue:

For the year ended December 31, 2013 we had revenue of $750,139, compared to revenue of $1,193,217 for the year ended December 31, 2012, a decrease of $443,078, or 37%, from the comparative year. The decrease in revenues is partially due to a $102,540 increase in deferred revenues over the prior year, and approximately a $195,000, or approximately 50%, decrease in sales within our MS Health subsidiary, which was primarily attributable to transitional deficiencies with the 2012 acquisition. MSHealth software was out dated and the Company is in the process of replacing the software. Our Autohire and K9 Bytes operations accounted for the remaining decline of approximately $145,000. We entered into a few strategic acquisitions in 2014 to rejuvenate our operations and expand our scope of products.

General and Administrative:

General and administrative expenses increased by $59,458, or 9%, to $758,353 for the year ended December 31, 2013, compared to general and administrative expense of $698,895 for the year ended December 31, 2012. The increase in general and administrative expense is due mainly to increased marketing and public relations expenses over the prior year.

Salaries and Wages:

Salaries and wages increased by $535,732, or 32%, to $2,201,161 for the year ended December 31, 2013, compared to salaries and wages of $1,665,429 for the year ended December 31, 2012. The increase in salaries and wages is due primarily to the increase in stock based compensation of approximately $435,000 pursuant to stock issuances to our CEO, Shaun Passley, Ph.D., Craig Passley, our Corporate Secretary and two other immediate family members related to Shaun Passley, Ph.D., in addition to increased cash compensation paid to our CEO over the prior year.

Depreciation and Amortization:

We had depreciation and amortization expense of $260,423 for the year ended December 31, 2013, compared to $275,076 for the year ended December 31, 2012, a decrease of $14,653, or 5%, from the comparative year. This decrease is due primarily to certain intangible assets reaching the end of their useful lives without needing to being replaced by the end of the current year.

Impairment on intangible assets:

We had impairment on intangible assets of $276,282 for the year ended December 31, 2013, compared to $-0- for the year ended December 31, 2012. This increase is due to $276,282 of impairments on intangible assets that are no longer generating an economic benefit within our PRMI subsidiary.

Bad Debts (recoveries):

We had bad debts (recoveries) of $(27,129) for the year ended December 31, 2013 as compared to $2,957 of bad debts expense for the year ended December 31, 2012, a decrease of $30,086, or 1,017%, from the comparative year. This decrease is due primarily to improved monitoring and collection efforts over our accounts receivable. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Income (Loss):

Total operating expenses for the year ended December 31, 2013 were $3,469,090, compared to $2,642,357 for the year ended December 31, 2012, an increase of $1,269,811, or 88%, from the comparative year. We had net operating losses of $2,718,951 for the year ended December 31, 2013 compared to $1,449,140 for the year ended December 31, 2012, an increase in operating loss of $1,269,811, or 88%, from the comparative year. The increase in operating loss was primarily due to revenue reductions of approximately $443,000, the increase in stock based compensation of approximately $435,000 pursuant to the issuance of shares of common stock to our CEO, Shaun Passley, Ph.D., and other related parties, an increase in marketing and public relations of approximately $77,000, and $276,282 of impairments on intangible assets no longer in service.

Other Income (Expense):

Interest income was $57 for the year ended December 31, 2013, compared to $52 for the year ended December 31, 2012, an increase of $5, or 10%, from the comparative year. Interest income increased slightly due to having more cash on hand in interest bearing accounts during 2013.

Interest expense was $526,586 for the year ended December 31, 2013, compared to $320,402 for the year ended December 31, 2012, an increase of $242,184, or 76%, from the comparative year. Interest expense increased due to increased borrowings to finance our operations, as well as an increase of approximately $80,000 of finance costs related to the amortized discounts on beneficial conversion features over the $155,759 of amortized discounts recognized during the year ended December 31, 2012.

Loss on debt modifications, related parties was $94,758 for the year ended December 31, 2013, compared to $137,199 for the year ended December 31, 2012, a decrease of $42,441, or 31%, from the comparative year. Loss on debt modifications for the year ended December 31, 2013 consisted of the modification of a promissory note with Star Financial that resulted in a loss of $81,792, a loss of $14,240 on a debt conversion with Vivienne Passley and a gain of $1,274 on debt settlements, and for the year ended December 31, 2012, consisted of a loss on debt settlement of $38,671 related to the excess fair value of common stock exchanged in settlement of outstanding debt owed to a related party, and $98,528 of finance costs incurred pursuant to the modification of a convertible note with Star Financial, a related party.

Net Income (Loss):

We had a net loss of $3,376,238 for the year ended December 31, 2013 compared to $1,906,689 for the year ended December 31, 2012, an increased net loss of $1,469,549, or 77%, from the comparative year. The increased net loss was primarily due to revenue reductions of approximately $443,000, the increase in stock based compensation of approximately $435,000 pursuant to the issuance of shares of common stock to our CEO, Shaun Passley, Ph.D., and other related parties, an increase in marketing and public relations of approximately $77,000, and $276,282 of impairments on intangible assets no longer in service, and increased borrowing costs used to finance our recent acquisitions and sustain operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2013, compared to December 31, 2012.

	December 31,
	2013	2012
Total Assets	$1,082,961	$1,378,030

Total Liabilities	$2,607,576	$1,849,541

Accumulated (Deficit)	$(7,501,994)	$(4,114,756)

Stockholders’ Equity (Deficit)	$(1,524,615)	$(471,511)

Working Capital (Deficit)	$(1,283,338)	$(681,561)

We had total current assets of $339,929 as of December 31, 2013, consisting of cash of $208,567, net accounts receivable of $25,248, and other current assets of $106,114.

We had non-current assets of $743,032 as of December 31, 2013, consisting of $113,410 of property and equipment, net of accumulated depreciation and amortization of $416,668, intangible assets of $374,162, net of accumulated amortization of $796,558, and goodwill of $255,460 related to the purchase of the Company’s subsidiaries.

We had total current liabilities of $1,623,267 as of December 31, 2013, consisting of $258,163 of accounts payable, $74,039 of accrued expenses, $322,130 of deferred revenues, current portion of outstanding balances on lines of credit of $73,232, current portion of capitalized leases in the amount of $17,421, notes payable, related parties of $397,368, current maturities on convertible debentures of $115,128, net of discounts of $105,300, and current maturities on long term debts in the amount of $354,786.

We had negative working capital of $1,283,338 and a total accumulated deficit of $7,501,994 as of December 31, 2013.

We had total liabilities of $2,607,576 as of December 31, 2013, which included total current liabilities of $1,623,267, long-term notes payable, related parties of $85,000, long term convertible debentures of $42,166, net of discounts of $4,283 and the long-term portion of debts of $857,143.

We had net cash used in operating activities of $463,980 for the year ended December 31, 2013, which was primarily due to our net loss of $3,376,238 after adjustments for non-cash expenses, a decrease of $38,876 in accounts receivable and an increase of $56,134 of other current assets, an increase of $153,436 in accounts payable, and increase of $38,594 in accrued expenses and $102,540 in deferred revenues.

We had $6,830 of net cash used in investing activities for the year ended December 31, 2013, which consisted entirely of cash paid for the purchase of equipment.

We had $633,276 of net cash provided in financing activities during the year ended December 31, 2013, which represented proceeds from notes payable and convertible debts of $1,287,179, repayments on long term debts of $567,704 and principal payments on capital leases of $25,699.

Recent Financing Activities

Fourth quarter of 2013:

Debt Financing, Related Parties

On various dates during the fourth quarter of 2013, the Company’s CEO advanced and repaid funds to the Company. A total of $50,900 was advanced and repaid by the CEO during the fourth quarter of 2013.

On October 15, 2013, the Company received $15,000 in exchange for an unsecured $18,000 promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan and added to the principal loan of $18,000, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

On November 1, 2013, the Company received $100,000 in exchange for an unsecured $125,000 promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on March 7, 2014. In addition, a loan origination fee of $25,000 was issued as consideration for the loan and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Convertible Debt Financing

On November 13, 2013, the Company received $30,000 in exchange for an unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. On July 11, 2014, the Company and JMJ Financial amended the $400,000 convertible promissory note, originally dated November 13, 2013, of which $33,000, including a $3,000 OID, remains outstanding. The amendment specifies that due to the delinquent Form 10-K for the year ended December 31, 2013 and the Form 10-Q for the three months ended March 31, 2014, any future borrowings shall only be made by mutual agreement of both the borrow and lender.

On December 31, 2013, the Company issued an unsecured $35,028 convertible promissory note which, carries an 12% interest rate (“First Magna Group Note”) owed to Magna Group, LLC. Two notes totaling $33,000 of principal and $1,028 of accrued interest were acquired from and assigned by Star Financial on December 31, 2013 prior to being exchanged for the convertible note, including $1,000 of loan origination costs. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

Debt Financing

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.

On November 4, 2013, the Company received net proceeds of $75,381, and a direct payoff of $36,619 on the Rapid Advance Loan listed below, on a loan of $112,000 from CAN Capital Assets Servicing, Inc., (“CAN Capital #2”) bearing an effective interest rate of 53.1%, consisting of 370 daily weekday payments of $552, maturing on November 13, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On November 20, 2013, DeskFlex received proceeds of $10,550 in exchange for a demand promissory note bearing interest at 10.25%. The promissory note is payable in monthly installments of $1,223 per month, maturing on August 20, 2014 (the “Maturity Date”).

First quarter of 2014:

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $35,000 upon default.

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Debt Financing, Related Parties, Star Financial Corporation

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $25,000 upon default.

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Convertible Debt Financing

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.

Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.

Equity Based Debt Settlement Financing, Conversions into Class A Common Stock – IBC Funds, LLC

On February 14, 2014, IBC Funds, LLC (“IBC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2014-CA-000899. IBC has contracted with various note holders of the Company to acquire approximately $314,021 of Company debt and subsequently converted the debt to common stock of the Company at 50% of the lowest trading price over the 15 days prior to, and including the conversion request date pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. In addition, the Company agreed to issue 75,000,000 settlement shares to IBC. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on February 14, 2014 and the arrangement was approved.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran

____________

(1) All subsidiaries, with the exception of FlexFridge, are wholly-owned subsidiaries.

(2) All entities are in the form of Corporations.

(3) Formerly Z Fridge, Inc. and Cooling Technology Solutions, Inc.

(4) FlexFridge, Inc. was spun-off on November 21, 2013, and distributed on a 1:10 basis to shareholders of record on September 15, 2013. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

(5) Entity formed for prospective purposes, but has not incurred any income or expenses to date.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health and FlexFridge will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

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

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2013 and 2012.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Amortization expense on intangible assets totaled $446,988 and $155,448 for the years ended December 31, 2013 and 2012, respectively, including impairments of $276,282 and $-0- for the years ended December 31, 2013 and 2012, respectively.

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

The Company didn’t have any capitalized website development costs during the years ended December 31, 2013 and 2012.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2013, and 2012, was $44,986 and $17,033, respectively. Amortization of deferred financing costs charged to operations was $79,123 and $25,849 for the years ended December 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $(27,129) and $2,957 for the years ended December 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $7,017 and $68,521 for the years ended December 31, 2013 and 2012, respectively.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $181,497 and $104,431 for the years ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,713,150 and $1,278,151 for the years ended December 31, 2013 and 2012, respectively.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2013, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EPAZZ, INC.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2013 and 2012, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $(7,501,994) and a working capital deficit of $(1,283,338), which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

http://www.mkacpas.com

Houston, Texas

July 18, 2014

EPAZZ, INC.

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash	$208,567	$46,101
Accounts receivable, net	25,248	36,995
Other current assets	106,114	22,027
Total current assets	339,929	105,123

Property and equipment, net	113,410	196,297
Intangible assets, net	374,162	821,150
Goodwill	255,460	255,460

Total assets	$1,082,961	$1,378,030

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$11,000	$–
Accounts payable	258,163	104,727
Accrued expenses	45,298	24,924
Accrued expenses, related parties	28,741	19,205
Deferred revenue	322,130	219,590
Lines of credit	73,232	77,047
Current maturities of capital lease obligations payable	17,421	25,699
Current maturities of notes payable, related parties ($88,868 currently in default)	397,368	22,085
Convertible debts, net of discounts of $105,300 and $101,192, respectively ($56,900 currently in default	115,128	74,708
Current maturities of long term debts	354,786	218,699
Total current liabilities	1,623,267	786,684

Capital lease obligations payable, net of current maturities	–	17,421
Notes payable, related parties	85,000	–
Convertible debts, net of discounts of $4,283 and $37,876, respectively	42,166	152,973
Long term debts, net of current maturities	857,143	892,463
Total liabilities	2,607,576	1,849,541

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 3,468,358,708 and 1,177,789,125 shares issued and outstanding, respectively	346,836	117,779
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 10,500,000 and 5,500,000 shares issued and outstanding, respectively	1,050	550
Additional paid in capital	6,429,493	4,324,916
Stockholders' receivable, consisting of 20,000,000 shares	(800,000)	(800,000)
Accumulated deficit	(7,501,994)	(4,114,756)
Total stockholders' equity (deficit)	(1,524,615)	(471,511)

Total liabilities and stockholders' equity (deficit)	$1,082,961	$1,378,030

The accompanying notes are an integral part of these consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2013	2012

Revenue	$750,139	$1,193,217

Expenses:
General and administrative	758,353	698,895
Salaries and wages	2,201,161	1,665,429
Depreciation and amortization	260,423	275,076
Impairment on intangible assets	276,282	–
Bad debts (recoveries)	(27,129)	2,957
Total operating expenses	3,469,090	2,642,357

Net operating loss	(2,718,951)	(1,449,140)

Other income (expense):
Interest income	57	52
Interest expense	(562,586)	(320,402)
Loss on debt modifications, related parties	(94,758)	(137,199)
Total other income (expense)	(657,287)	(457,549)

Net loss	$(3,376,238)	$(1,906,689)

Weighted average number of common shares outstanding - basic and fully diluted	2,536,096,673	399,031,314

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible Series A		Convertible Series B		Class A		Convertible Class B					Total
	Preferred Stock		Preferred Stock		Common Stock		Common Stock		Additional	Stockholders'	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in	Receivable	(Deficit)	(Deficit)

Balance, December 31, 2011	–	$–	–	$–	30,900,281	$3,090	2,500,000	$250	$2,668,032	$(1,000,000)	$(2,208,067)	$(536,695)

Shares issued for services, related parties	1,000	–	1,000	–	1,075,596,515	107,560	3,000,000	300	1,008,962	200,000	–	1,316,822

Shares issued for conversion of debt, related parties	–	–	–	–	59,370,640	5,937	–	–	288,791	–	–	294,728

Shares issued for conversion of debt	–	–	–	–	11,921,689	1,192	–	–	81,808	–	–	83,000

Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	277,323	–	–	277,323

Net (loss) for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	(1,906,689)	(1,906,689)

Balance, December 31, 2012	1,000	$–	1,000	$–	1,177,789,125	$117,779	5,500,000	$550	$4,324,916	$(800,000)	$(4,114,756)	$(471,511)

Shares issued for services, related parties	–	–	–	–	1,802,052,632	180,206	5,000,000	500	1,496,294	–	–	1,677,000

Shares issued for debt origination fees, related parties	–	–	–	–	25,750,000	2,575	–	–	33,575	–	–	36,150

Shares issued for conversion of debt, related parties	–	–	–	–	281,096,026	28,110	–	–	159,607	–	–	187,717

Shares issued for conversion of debt	–	–	–	–	181,670,925	18,166	–	–	137,657	–	–	155,823

Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	195,652	–	–	195,652

Fair value of debt modification, related parties	–	–	–	–	–	–	–	–	81,792	–	–	81,792

Dividends declared, 1.5% of revenues	–	–	–	–	–	–	–	–	–	–	(11,000)	(11,000)

Net (loss) for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	(3,376,238)	(3,376,238)

Balance, December 31, 2013	1,000	$–	1,000	$–	3,468,358,708	$346,836	10,500,000	$1,050	$6,429,493	$(800,000)	$(7,501,994)	$(1,524,615)

EPAZZ, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2013	2012

Cash flows from operating activities
Net loss	$(3,376,238)	$(1,906,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	(27,129)	2,957
Depreciation and amortization	89,717	119,628
Amortization of intangible assets	170,706	155,448
Impairment of intangible assets	276,282	–
Amortization of deferred financing costs	79,123	25,849
Amortization of discounts on convertible notes payable	237,065	155,759
Finance costs on debt modifications, related party	–	98,528
Loss on debt modifications, related parties	96,032	38,671
Stock based compensation issued for services, related parties	1,713,150	1,278,151
Decrease (increase) in assets:
Accounts receivable	38,876	108,466
Other current assets	(56,134)	7,032
Increase (decrease) in liabilities:
Accounts payable	153,436	63,297
Accrued expenses	27,798	(4,039)
Accrued expenses, related parties	10,796	(19,356)
Deferred revenues	102,540	(103,438)
Net cash provided by (used in) operating activities	(463,980)	20,264

Cash flows from investing activities
Proceeds from the sale of equipment	–	14,175
Purchase of equipment	(6,830)	(166,652)
Acquisition of subsidiaries	–	(39,200)
Net cash used in investing activities	(6,830)	(191,677)

Cash flows from financing activities
Payments on capital lease obligations payable	(25,699)	(36,066)
Proceeds from notes payable, related parties	634,379	203,650
Repayment of notes payable, related parties	(210,596)	(255,163)
Proceeds from convertible debts	202,000	158,374
Repayment of convertible debts	(60,500)	–
Proceeds from long term debts	450,800	386,041
Repayment of long term debts	(357,108)	(251,990)
Net cash provided by financing activities	633,276	204,846

Net increase (decrease) in cash	162,466	33,433
Cash - beginning	46,101	12,668
Cash - ending	$208,567	$46,101

Supplemental disclosures:
Interest paid	$205,508	$80,023
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$460,800
Acquisition of leased assets for debt	$–	$17,855
Value of shares issued for conversion of debt	$155,823	$333,000
Value of shares issued for conversion of debt, related parties	$173,477	$44,728
Discount on beneficial conversion feature of convertible debt	$195,652	$277,323
Deferred financing costs	$107,076	$–
Dividends payable declared	$11,000	$–

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

On October 26, 2011, the Company, through a newly-formed wholly-owned Illinois subsidiary, K9 Bytes, Inc., entered into an Asset Purchase Contract and Receipt Agreement with K9 Bytes, Inc., a Florida corporation (“K9 Bytes” and the “Purchase Contract”). Pursuant to the Purchase Contract, the Company purchased all of K9 Bytes assets, including all of its intellectual property, its business trade name, website (k9bytessoftware.com), furniture, fixtures, equipment and inventory, and goodwill. The Company did not purchase, and K9 Bytes agreed to retain and be responsible for, any and all liabilities of K9 Bytes. K9 Bytes sells Point of Sale software to retail pet stores throughout the United States.

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

FlexFridge, Inc. (“FlexFridge”), an Illinois corporation, was formed as a wholly-owned subsidiary of Epazz on March 4, 2013 as Cooling Technology Solutions, Inc. (“CTS”), and was renamed Z Fridge, Inc. (“Z Fridge”) on September 19, 2013 prior to being renamed again to FlexFidge on May 27, 2014. The Company filed a non-provisional patent application and currently has limited activity. The Company has filed a non-provisional patent application for its Project Flex product, which consists of a patent pending foldable mini-fridge. On November 21, 2013, the Company was spun off to shareholders of record on September 15, 2013, whereby shareholders of Epazz, Inc. received one (1) share of FlexFridge in exchange for each ten (10) shares held of Epazz, Inc. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

Terran Power, Inc (“Terran”), an Illinois corporation formed as a wholly-owned subsidiary of Epazz on September 19, 2013 to file a non-provisional patent application to develop a mobile power device that allows iPhone and other smartphone users to power up their phone on the go without needing an outlet or a second battery, however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran

____________

(1) All subsidiaries, with the exception of FlexFridge, are wholly-owned subsidiaries.

(2) All entities are in the form of Corporations.

(3) Formerly Z Fridge, Inc. and Cooling Technology Solutions, Inc.

(4) FlexFridge, Inc. was spun-off on November 21, 2013, and distributed on a 1:10 basis to shareholders of record on September 15, 2013. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

(5) Entity formed for prospective purposes, but has not incurred any income or expenses to date.

The consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health and FlexFridge will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2013 and 2012.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Amortization expense on intangible assets totaled $446,988 and $155,448 for the years ended December 31, 2013 and 2012, respectively, including impairments of $276,282 and $-0- for the years ended December 31, 2013 and 2012, respectively.

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

The Company didn’t have any capitalized website development costs during the years ended December 31, 2013 and 2012.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2013, and 2012, was $44,986 and $17,033, respectively. Amortization of deferred financing costs charged to operations was $79,123 and $25,849 for the years ended December 31, 2013 and 2012, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $(27,129) and $2,957 for the years ended December 31, 2013 and 2012, respectively. The allowance for doubtful accounts was $7,017 and $68,521 for the years ended December 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $181,497 and $104,431 for the years ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $1,713,150 and $1,278,151 for the years ended December 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2013, the Company had no uncertain tax positions.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(7,501,994), and as of December 31, 2013, the Company’s current liabilities exceeded its current assets by $1,283,338 and its total liabilities exceeded its total assets by $1,524,615. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Subsidiary Formation

Formation of Subsidiary – Terran Power, Inc., September 19, 2013

On September 19, 2013, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Terran Power, Inc. The Company plans to file a non-provisional patent application to develop a mobile power device that allows iPhone and other smartphone users to power up their phone on the go without needing an outlet or a second battery, however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

Subsidiary Formation – FlexFridge, Inc., March 4, 2013

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc., which was later renamed, Z Fridge, Inc., and ultimately again renamed as, FlexFridge, Inc. (“FlexFridge”) on May 29, 2014. The Company has filed a non-provisional patent application for its Project Flex product, which consists of a patent pending foldable mini-fridge. On November 21, 2013, the Company was spun off to shareholders of record on September 15, 2013, whereby shareholders of Epazz, Inc. received one (1) share of FlexFridge in exchange for each ten (10) shares held of Epazz, Inc. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2012 are as follows:

Combined Pro Forma:
For the years ended December 31, 2012

Revenue:	$1,256,054

Expenses:
Operating expenses	2,710,529

Net operating loss	(1,454,475)

Other income (expense)	(457,730)

Net loss	$(1,912,205)

Weighted average number of common shares
Outstanding – basic and fully diluted	399,031,314

Net loss per share – basic and fully diluted	$(0.00)

Note 5 – Related Parties

Debt Financings

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 14 below.

In addition to the debts disclosed in Note 14, we had two convertible notes with related parties that are disclosed in Note 15 as follows:

	December 31,	December 31,
	2013	2012
Unsecured $14,838 convertible promissory note carries an 11% interest rate (“First GG Mars Note”) owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.	$–	$–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013.	46,449	190,849

Total convertible debts, related parties	46,449	190,849
Less: unamortized discount on beneficial conversion feature	(5,653)	(45,098)
Convertible debts	40,796	145,751
Less: current maturities of convertible debts, related parties included in convertible debts	–	–
Long term convertible debts, related parties included in convertible debts	$40,796	$145,751

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Stockholders’ Equity, Related Parties

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On March 5, 2013, the Company issued 200,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 35,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 60,000,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

Convertible Common Stock, Class B, Related Parties

The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 10,000 votes to each Class A Common Stock vote (10,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

On March 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

Employment Agreement

On September 6, 2012, we entered into an employment agreement with Shaun Passley, Ph.D., our Chief Executive Officer, President, and Chairman of the Board of Directors which had a term of ten (10) years. Compensation pursuant to the agreement calls for a base salary of $180,000 per year; of which $30,000 shall be payable annually in cash and $150,000 shall be payable in shares of the Company’s Common Stock at the rate of $0.006 per share, or 25,000,000 shares per year. In addition, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO as a bonus in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012, provided that all of the shares remain subject to forfeiture until such time, if ever, as we generate annual revenues of at least $10 million, subject to the below termination provisions. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which has been presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares. In the event of the termination of Dr. Passley’s employment agreement for cause by the Company or without good reason by Dr. Passley, any non-vested shares are to be cancelled and he is to be paid any consideration he is owed through the date of termination. In the event of the termination of Dr. Passley’s employment agreement for good reason (as described in the agreement) by Dr. Passley or without cause by the Company, he is due eight additional weeks of compensation and all non-vested shares vest to him immediately. In the event of the termination of Dr. Passley’s employment agreement for any other reason, he is due eight weeks of additional salary and any non-vested shares are to be cancelled.

We do not have an employment or consultant agreement with Craig Passley, our Secretary, however on March 20, 2013, we granted 60 million shares to Craig Passley for services rendered between 2012 and 2021. The shares vest annually over the 10 year period with the first 6 million vesting upon the grant date. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amendments to Employment Agreement

On August 16, 2013, the Company amended Shaun Passley, Ph.D.’s employment agreement to increase the cash portion of his compensation from $30,000 per year to $100,000 in the initial year of the agreement only. All other terms remain in effect, and the shares of stock awarded as a bonus as previously disclosed were granted in addition to the stock based compensation outlined in the original agreement.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2013 and 2012:

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$374,162
Goodwill	–	–	255,460
Total assets	–	–	629,622
Liabilities
Lines of credit	–	73,232	–
Capital leases	–	17,421	–
Long term debts	–	1,211,929	–
Notes payable, related parties	–	482,368	–
Convertible debts, net of discount of $109,583	–	157,294	–
Total Liabilities	–	1,942,244	–
	$–	$(1,942,244)	$629,622

	Fair Value Measurements at December 31, 2012
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$821,150
Goodwill	–	–	255,460
Total assets	–	–	1,076,610
Liabilities
Lines of credit	–	77,047	–
Capital leases	–	43,120	–
Long term debts	–	1,111,162	–
Notes payable, related parties	–	22,085	–
Convertible debts, net of discount of $139,068	–	227,681	–
Total Liabilities	–	1,481,095	–
	$–	$(1,481,095)	$1,076,610

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2013 and 2012.

Level 3 assets consist of intangible assets and goodwill. Fair value adjustments related to the measurement of intangible assets of $276,282 and $-0- were necessary during the years ended December 31, 2013 and 2012.

Note 7 – Other Current Assets

As of December 31, 2013 and 2012 other current assets included the following:

	December 31,	December 31,
	2013	2012
Deferred financing costs	$44,986	$17,032
Prepaid expenses	–	1,743
Other receivable	51,250	–
Security deposits	9,878	3,252
	$106,114	$22,027

The Company recognized $79,123 and $25,849 of amortization expense related to the deferred financing costs during the years ended December 31, 2013 and 2012, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Furniture and fixtures	$2,187	$2,187
Computers and equipment	325,105	318,275
Software	67,986	67,986
Assets held under capital leases	134,800	134,800
	530,078	523,248
Less accumulated depreciation and amortization	(416,668)	(326,951)
	$113,410	$196,297

Depreciation and amortization expense totaled $89,717 and $119,628 for the years ended December 31, 2013 and 2012, respectively.

Note 9 – Intangible Assets

Intangible assets consisted of the following at December 31, 2013 and 2012, respectively:

	Useful	December 31,	December 31,
Description	Life	2013	2012
Technology-based intangible assets - PRMI	15 Years	$–	$480,720
Technology-based intangible assets - IntelliSys	5 Years	200,000	200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		690,000	1,170,720
Less: accumulated amortization		(315,838)	(349,570)
Intangible assets, net		$374,162	$821,150

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on intangible assets totaled $446,988 and $155,448 for the years ended December 31, 2013 and 2012, respectively, including impairments of $276,282 and $-0- for the years ended December 31, 2013 and 2012, respectively.

A total of $480,720 of fully amortized intangible assets were removed during the year ended December 31, 2013, of which $276,282 was due to impairments and the remaining $204,438 was the removal of the fully amortized remaining balance from the PRMI assets with the offset to accumulated amortization. As these were due to the non-performance of the assets, there was no resulting gain or loss on the removal of intangible assets.

Note 10 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the years ended December 31, 2013 and 2012, respectively, are as follows:

	IntelliSys, Inc.	K9 Bytes, Inc.	MS Health	Total

Balance, December 31, 2011:
Goodwill	$53,588	$87,244	$–	$140,832
Accumulated impairment losses	–	–	–	–
	53,588	87,244	–	140,832

Goodwill acquired during the year	–	–	114,628	114,628
Impairment losses	–	–	–	–
Balance, December 31, 2012:
Goodwill	53,588	87,244	114,628	255,460
Accumulated impairment losses	–	–	–	–
	53,588	87,244	114,628	255,460

Goodwill acquired during the year	–	–	–	–
Impairment losses	–	–	–	–
Balance, December 31, 2013:
Goodwill	53,588	87,244	114,628	255,460
Accumulated impairment losses	–	–	–	–
	$53,588	$87,244	$114,628	$255,460

Our subsidiaries operate as a single operating segment. The fair value of the goodwill is tested for impairment in the fourth quarter, after the annual forecasting process. Our annual forecasting did not result in impairment losses during the years ended December 31, 2013 and 2012. We will perform our next earnings forecast during the fourth quarter of 2013, unless events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The fair value of our goodwill was estimated using the expected present value of future cash flows.

Note 11 – Accrued Expenses

As of December 31, 2013 and 2012 accrued expenses included the following:

	December 31,	December 31,
	2013	2012
Accrued interest	$28,628	$19,509
Accrued interest, related parties	28,741	4,592
Accrued payroll and payroll taxes	16,610	19,980
Other accrued expenses	60	48
	$74,039	$44,129

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Line of Credit

Lines of credit consisted of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$49,508	$49,606

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	18,087	19,641

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	5,637	7,800

Total line of credit	73,232	77,047
Less: current portion	(73,232)	(77,047)
Line of credit, less current portion	$–	$–

Note 13 – Capital Lease Obligations Payable

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

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $134,800 and $134,800 at December 31, 2013 and 2012, respectively. Accumulated amortization of the leased equipment was $124,087 and $108,090 at December 31, 2013 and 2012, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2013, are as follows:

Twelve Months
Ending
December 31,	Amount
2014	$13,232
2015	5,757
2016	433
Total minimum payments	$19,422
Less: amount representing interest	(2,001)
Present value of net minimum lease payments	17,421
Less: Current maturities of capital lease obligations	(17,421)
Long-term capital lease obligations	$–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
On various dates the Company’s CEO advanced and repaid funds to the Company at a 15% interest rate, due on demand. A total of $209,380 was advanced and repaid by the CEO during the year ended December 31, 2013, and total proceeds and repayments were $349,560 and $411,073, respectively during the year ended December 31, 2012.	$–	$–

Originated November 1, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on March 7, 2014. In addition, a loan origination fee of $25,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.	125,000	–

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.	18,000	–

Originated September 7, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 7, 2014. In addition, a loan origination fee of $10,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 6,000,000 shares of Series A Common Stock with a fair market value of $6,600 was granted as consideration for the loan on September 7, 2013 and the shares were subsequently issued on November 13, 2013.	65,000	–

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	–

Originated August 12, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 5,000,000 shares of Series A Common Stock with a fair market value of $7,000 was issued as consideration for the loan on August 12, 2013. The note was subsequently exchanged for a convertible note on April 2, 2014 and $58,433, consisting of $51,000 of principal, $4,933.33 of accrued interest and $2,500 of liquidated damages, was converted in exchange for 584,333,745 shares of common stock in complete satisfaction of the debt.	51,000	–

Originated July 19, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013.	23,000	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated August 27, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 27, 2014. In addition, a loan origination fee of $2,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 1,250,000 shares of Series A Common Stock with a fair market value of $1,500 was granted as consideration for the loan on August 27, 2013 and the shares were subsequently issued on November 13, 2013.	12,500	–

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	24,000	–

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	32,000	–

Originated July 31, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $4,200 was issued as consideration for the loan on July 31, 2013.	32,000	–

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan.	10,000	–

Originated May 16, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on May 16, 2013, and is being amortized on a straight line basis over the life of the loan. On December 31, 2013, the note holder sold and assigned the debt to Magna Group, LLC. The Company subsequently agreed to exchange the $14,000 of principal and $875 of accrued interest for a convertible note. The assigned note was combined with the assigned note, carrying an origination date of April 1, 2013 for a combined convertible note of $35,028. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	–	–

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan.	57,000	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated April 1, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 1, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan on April 1, 2013, and is being amortized on a straight line basis over the life of the loan. On December 31, 2013, the note holder sold and assigned the debt to Magna Group, LLC. The Company subsequently agreed to exchange the $19,000 of principal and $153 of accrued interest, and a $1,000 loan origination cost for a convertible note. The assigned note was combined with the assigned note, carrying an origination date of May 16, 2013 for a combined convertible note of $35,028. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	–	–

Originated October 9, 2012, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 1,088,957 shares of Series A Common Stock with a fair market value of $6,630 was issued as consideration for the loan on October 9, 2012.	–	13,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,000	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Currently in default.	5,868	7,085

Total notes payable, related parties	482,368	22,085
Less: current portion	(397,368)	(22,085)
Notes payable, related parties, less current portion	$85,000	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $26,416 and $41,417 during the years ended December 31, 2013 and 2012, respectively.

Note 15 – Convertible Debts

Convertible debts consist of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the delinquent Form 10-K for the year ended December 31, 2013 and the Form 10-Q for the three months ended March 31, 2014, any future borrowings shall only be made by mutual agreement of both the borrow and lender.	$33,000	$–

Unsecured $35,028 convertible promissory note originated on December 31, 2013, carries an 12% interest rate (“First Magna Group Note”) owed to Magna Group, LLC. Two notes totaling $33,000 of principal and $1,028 of accrued interest were acquired from and assigned by Star Financial on December 31, 2013 prior to being exchanged for the convertible note, including $1,000 of loan origination costs. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	35,028	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured $14,838 convertible promissory note carries an 11% interest rate (“First GG Mars Note”) owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.	$–	$–

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $3,791 at December 31, 2013. Currently in default.	56,900	–

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	42,500	–

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.	53,000	–

Unsecured $33,000 convertible promissory note originated on June 12, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“First JMJ Note”), matures on June 11, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $33,000 and $333 of accrued interest on the note was subsequently repaid in full on August 12, 2013 & thus the 12% interest was not assessed per the terms of the note.	–	–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013.	46,449	190,849

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $4,400 and legal fees of $2,500, carries an 8% interest rate (“First Tonaquint Note”), matures on May 31, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $5,000 of outstanding principal into 4,504,505 shares pursuant to debt conversion on March 12, 2013, $10,000 of principal into 15,151,515 shares on April 2, 2013, $10,000 of principal into 15,873,016 shares on April 24, 2013, $8,000 of principal into 22,222,222 shares on July 10, 2013, $13,000 of principal into 15,476,190 shares on July 30, 2013 and another $10,900 of principal and $3,764 of accrued interest into 19,551,267 shares on August 19, 2013.	–	56,900

Unsecured $16,500 convertible promissory note carries an 8% interest rate (“Sixth Asher Note”), matures on September 14, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted a total of $16,500 of principal and $660 of interest into a total of 40,857,143 shares in full settlement of the outstanding debt on June 24, 2013.	–	16,500

Unsecured $27,500 convertible promissory note carries an 8% interest rate (“Fifth Asher Note”), matures on July 18, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to forty-one percent (41%) of the average of the three lowest trading bid prices of the Company’s common stock for the ninety (90) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The promissory note, consisting of $27,500 of principal and $21,716 of accrued interest and financing costs, was repaid in full with cash on April 15, 2013.	–	27,500

Unsecured $32,500 convertible promissory note carries an 8% interest rate (“Fourth Asher Note”), matured on April 26, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the five lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $32,500 of principal and $1,300 of interest into a total of 24,461,538 shares in settlement of the outstanding debt on March 4, 2013 and March 6, 2013.	–	32,500

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Third Asher Note”), matured on March 29, 2013. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder subsequently converted a total of $42,500 of principal and $1,700 of interest into a total of 23,573,529 shares of common stock in settlement of the outstanding debt between January 3, 2013 and February 26, 2013.	–	42,500
Total convertible debts	266,877	366,749
Less: unamortized discount on beneficial conversion feature	(103,188)	(139,068)
Less: unamortized OID	(6,395)	–
Convertible debts	157,294	227,681
Less: current maturities of convertible debts	(115,128)	(74,708)
Long term convertible debts	$42,166	$152,973

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized interest expense in the amount of $38,614 and $20,965 for the years ended December 31, 2013 and 2012, respectively related to convertible debts.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $195,652 and $277,323 during the years ended December 31, 2013 and 2012, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes, consisting of total original face values of $440,849 from Star Financial, $302,000 from Asher Enterprises, $56,900 from Tonaquint Inc. and $33,000 from JMJ Financial, Inc., $56,900 from St. George Investments, $35,028 from Magna Group, LLC and $14,838 from the related party, GG Mars Capital, Inc., that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the years ended December 31, 2013 and 2012, the Company recorded debt amortization expense in the amount of $237,065 and $155,759, respectively, attributed to the aforementioned debt discount, including $6,916 of amortization on the $17,300 OID during the year ended December 31, 2013.

During year ended December 31, 2013, the Company issued a total of 462,766,951 shares pursuant to debt conversions in settlement of $343,540, consisting of $336,094 of outstanding principal and $7,446 of unpaid interest, including 220,000,000 shares pursuant to debt conversion in settlement of $144,400 of outstanding principal owed to a related party (“Star Convertible Note”) and 46,856,526 shares pursuant to debt conversion in settlement of $14,838 of outstanding principal owed to a related party (“GG Mars Capital Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized. In addition, on May 27, 2013, the Company modified a related party debt and issued 14,239,500 shares of Class A Common Stock in settlement of $14,239 of related party debt owed to Vivienne Passley, which consisted of $13,000 of principal and $1,239 of accrued and unpaid interest. The total fair value of the common stock was $28,479 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $14,240 loss on debt settlement.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the First Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.02603 below the market price on May 27, 2011 of $0.056 provided a value of $43,421, of which $-0- and $7,769 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the Second Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.01298 below the market price on June 28, 2011 of $0.035 provided a value of $22,108, of which $-0- and $7,209 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082, of which $11,760 and $24,322 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959, of which $11,751 and $16,208 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500, of which $19,900 and $7,600 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500, of which $15,364 and $1,136 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021, of which $19,014 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210, of which $10,290 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the First GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on August 20, 2013 of $0.0013 provided a value of $14,838, of which $14,838 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382, of which $39,445 and $67,284 was amortized during the years ended December 31, 2013 and 2012, respectively.

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

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900, of which $32,669 and $24,231 was amortized during the years ended December 31, 2013 and 2012, respectively.

JMJ Financial, Inc. Convertible Note

On June 12, 2013, we entered into a Securities Purchase Agreement with JMJ Financial, Inc., (“JMJ”) pursuant to which we sold to JMJ a 12% Convertible Promissory Note in the original principal amount of $33,000. The First JMJ Note had a maturity date of June 11, 2014, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price, not less than $0.00009 per share. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the First JMJ Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on June 12, 2013 of $0.0017 provided a value of $33,000, of which $33,000 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 13, 2013, we drew additional funds on the June 12, 2013 Securities Purchase Agreement with JMJ Financial, Inc., (“JMJ”) pursuant to which we sold to JMJ another 12% Convertible Promissory Note in the original principal amount of $33,000. The Second JMJ Note has a maturity date of November 12, 2014, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price, not less than $0.00009 per share. The “Variable Conversion Price” shall mean 60% multiplied by the Market Price (representing a discount rate of 40%). “Market Price” means the lowest Trading Price for the Common Stock during the twenty five (25) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00009 per share. The shares of common stock issuable upon conversion of the Second JMJ Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second JMJ Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00024 was above the market price on November 13, 2013 and did not result in a beneficial conversion feature.

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

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $20,975 and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

Magna Group, LLC Convertible Note

On December 31, 2013, we issued to Magna Group, LLC (“First Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $35,028. The note was issued in exchange for two notes totaling $33,000 of principal and $1,028 of accrued interest, along with a $1,000 origination fee, that were acquired from, and assigned by, Star Financial on December 31, 2013. The First Magna Group Note has a maturity date of December 31, 2014, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the First Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0003 below the market price on December 31, 2013 of $0.0006 provided a value of $35,028, of which $-0- and $-0- was amortized during the years ended December 31, 2013 and 2012, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Long Term Debts

Long term debts consist of the following at December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
On November 4, 2013, the Company received net proceeds of $75,381, and a direct payoff of $36,619 on the Rapid Advance Loan listed below, on a loan of $112,000 from CAN Capital Assets Servicing, Inc., (“CAN Capital #2”) bearing an effective interest rate of 53.1%, consisting of 370 daily weekday payments of $552, maturing on November 13, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	$98,984	$–

On November 20, 2013, DeskFlex entered into a $10,550 demand promissory note bearing interest at 10.25%. The promissory note is payable in monthly installments of $1,223 per month, maturing on August 20, 2014 (the “Maturity Date”).	9,417	–

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	47,321	–

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	32,025	–

On June 24, 2013, the Company received a loan of $15,000 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”), which has been renamed to CAN Capital Assets Servicing, Inc (“CAN Capital”) bearing an effective interest rate of 5.71%, consisting of 176 daily weekday payments of $106, maturing on February 19, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	$4,202	$–

On June 11, 2013, the Company received a loan of $24,000, including $499 of loan origination costs, from Horizon Business Funding, LLC (“Horizon”) bearing an effective interest rate of 368.05%, consisting of 78 daily week day payments of $448, maturing on October 2, 2013. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	–	–

On April 11, 2013, the Company received a loan of $70,000, including $1,650 of loan origination costs, from Small Business Financial Solutions, LLC (“SBFS”) bearing an effective interest rate of 95.6%, consisting of 240 daily week day payments of $394, maturing on March 13, 2014. The loan is collateralized with the Epazz receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	–	–

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	41,167	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	38,361	–

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	40,108	–

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	10,228	13,448

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	78,603	104,129

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	312,095	343,060

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	94,000	94,000

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The proceeds of all refinancing loans were received with substantially the same terms as the original debt.	–	54,088

On March 20, 2012, DeskFlex entered into a $25,000 three year promissory note bearing interest at 11%. The promissory note was payable in monthly installments of $843 per month, maturing on March 20, 2015 (the “Maturity Date”). The note was acquired and assigned by GG Mars Capital, Inc., a company owned by our CEO’s family member, on August 15, 2013 prior to being exchanged for a convertible note on August 20, 2013 and subsequently converted into 46,856,526 shares of Class A Common Stock.	–	19,483

Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	2,510	6,234

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,186	10,520

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	60,573	68,436

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	137,087	153,377

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	197,062	216,214

Total long term debt	1,211,929	1,111,162
Less: current portion	(354,786)	(218,699)
Long term debt, less current portion	$857,143	$892,463

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $261,634 and $102,261 for the years ended December 31, 2013 and 2012, respectively.

Note 17 – Stockholders’ Equity

On January 14, 2014 and May 17, 2013, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, amended the Article of Incorporation to change the par value and number of authorized shares of each class of common and series of preferred stock and authorize a third class of preferred stock, Series C Convertible Preferred Stock, in addition to the modification of the attributes and dividends. The disclosures herein reflect these modifications and the changes to the par value have been retroactively reflected throughout.

Convertible Preferred Stock, Series A

The Company has one thousand (1,000) authorized shares of $0.0001 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 24% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Convertible Preferred Stock, Series B

The Company has one thousand (1,000) authorized shares of $0.0001 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days’ notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

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

Convertible Preferred Stock, Series C

Effective January 14, 2014, the Company has three billion (3,000,000,000) authorized shares of $0.0001 par value Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million. The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series C Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. Subject to certain conversion restrictions over the first three months from the original issuance date, each share of Series C Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days’ notice. The following conversion restrictions shall apply; (i) the holder shall be prohibited from converting any Series C Preferred shares for a period of one (1) month from the original issuance date, (ii) the holder shall be prohibited from converting not more than 30% of the Series C Preferred shares originally issued to holder during the second (2nd) month following the original issuance date, (iii) the holder shall be prohibited from converting not more than 30% (60% in total) of the Series C Preferred shares originally issued to holder during the third (3rd) month following the original issuance date, (iv) the holder shall be prohibited from converting not more than an additional 40% (100% in total) of the Series C Preferred shares originally issued to holder following the end of the third month following the original issuance date. The Series C Preferred Stock shall each vote three voting share and shall vote together with the Common Stock of the Company. The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

A total of 2,943,722,200 shares of Series C Convertible Preferred Stock have been subsequently issued, as disclosed in the Subsequent Events footnote below.

Common Stock, Class A

The Company has 9 billion authorized shares of $0.0001 par value Class A Common Stock.

Class A Common Stock Issuances, 2013:

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

On March 5, 2013, the Company issued 200,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 35,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 60,000,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Class A Common Stock Issuances, 2012:

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 6, 2012, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. Effective March 22, 2014, the vesting was accelerated on all unvested shares and they were subsequently exchanged for shares of Series C Convertible Preferred Stock on a 1:1 basis. The services performed and vesting periods were as follows:

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

(1) Vested annually at a rate of 1/10th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

(2) Vested subject to the recognition of at least $10 million in revenues for any calendar year.

(3) Vested upon the latter of both, a) the future closing of an acquisition, and b) the recognition of at least $10 million in revenues for any calendar year.

(4) Vested annually at a rate of 1/9th per year from the anniversary date of the employment agreement (September 6, 2012), subject to the recognition of at least $10 million in revenues for any calendar year.

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

Convertible Common Stock, Class B

The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. Effective January 14, 2014, the preferential voting rights of the Convertible Class B Common Stock were changed from preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1) to 10,000 votes to each Class A Common Stock vote (10,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

Convertible Class B Common Stock Issuances, 2013

On March 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash.

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

On December 31, 2013, the Company entered into a convertible promissory note with Magna Group, LLC. The beneficial conversion feature discount resulting from the conversion price that was $0.0003 below the market price of $0.0006 on the December 31, 2013 origination date resulted in a debt discount value of $35,028 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

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

Note 18 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $1,554,000 and $955,000 of federal net operating loss carry forwards at December 31, 2013 and 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carry forwards	$1,554,000	$955,000

Net deferred tax assets before valuation allowance	$543,900	$334,250
Less: Valuation allowance	(543,900)	(334,250)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012. The Company had no uncertain tax positions as of December 31, 2013 and 2012.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2013	2012

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 19 - Subsequent Events

Telecorp Products, Inc., Stock Purchase Agreement

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $320,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

In connection with the Stock Purchase Agreement, the shareholders of Telecorp and the Company entered into a Non-Disclosure/Non-Compete Agreement, pursuant to which the shareholders of Telecorp and the Company, each agreed to not for a period of one (1) year, communicate or divulge to, or use for the benefit of itself or any other person, firm, association or corporation, any information in any way relating to the Proprietary Property, in competition with the business of the Company, and pursuant to the agreement, the shareholders of Telecorp agreed not to compete against the Company for one (1) year from the closing of the acquisition.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On March 13, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. The financing agreement has a lien against the software assets of Zinergy.

Zinergy Service Desk Software is very customizable for business processes. Zinergy integrates with just about every other business tool available. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc., Asset Purchase Agreement

On May 16, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $425,000, of which $215,000 was paid at the closing and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years, subject to certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

The Company also agreed to provide the seller with additional earn-out rights in connection with the purchase, which provide that the seller will receive up to a maximum of $100,000 per year for the three twelve month periods following the Closing (any delinquent earn-out payment shall bear interest at the rate of 10% per annum until the delinquent amount is paid), based on the gross revenues generated by Jadian during such applicable year based on the following schedule (the “Earn-Out”):

Revenue for the Relevant Year	Earn-Out
$-0- to $500,000	$–
$500,000 to $600,000	$25,000
$600,000 to $700,000	$50,000
$700,000 to $800,000	$75,000
$800,000 or more	$100,000

Provided that in no event shall the total amount payable to Jadian Enterprises in connection with the Earn-Out exceed $100,000 per year, or $300,000 in aggregate.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2013 or January 1, 2012 are as follows:

	Combined Pro Forma:
	For the years ended
	December 31,
	2013	2012
Revenue:	$1,846,625	$2,459,767

Expenses:
Operating expenses	4,413,118	3,889,148

Net operating loss	(2,566,493)	(1,429,381)

Other income (expense)	(660,325)	(475,117)

Net loss	$(3,226,818)	$(1,904,498)

Weighted average number of common shares
Outstanding – basic and fully diluted	2,536,096,673	399,031,314

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $35,000 upon default.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $7,000 upon default.

Debt Financing, Related Parties, Star Financial Corporation

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $500 upon default.

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $25,000 upon default.

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Debt Financing

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.

Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.

Equity Based Debt Settlement Financing, Conversions into Class A Common Stock – IBC Funds, LLC

On February 14, 2014, IBC Funds, LLC (“IBC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2014-CA-000899. IBC has contracted with various note holders of the Company to acquire approximately $314,021 of Company debt and subsequently converted the debt to common stock of the Company at 50% of the lowest trading price over the 15 days prior to, and including the conversion request date pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. In addition, the Company agreed to issue 75,000,000 settlement shares to IBC. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on February 14, 2014 and the arrangement was approved. A total of 3,040,823,600 shares of Class A Common Stock was issued, in addition to the 75,000,000 settlement shares, in complete satisfaction of the debt, as disclosed in detail below.

On February 14, 2014, the Company issued 75,000,000 settlement shares of Class A Common Stock pursuant to the February 12, 2014 settlement agreement entered into with IBC Funds, LLC. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

On February 14, 2014, the Company issued 25,000,000 shares of Class A Common Stock pursuant to the conversion of $3,750 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2014, the Company issued 100,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 25, 2014, the Company issued 100,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 25, 2014, the Company issued 150,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 28, 2014, the Company issued 142,900,000 shares of Class A Common Stock pursuant to the conversion of $21,435 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2014, the Company issued 150,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 11, 2014, the Company issued 150,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2014, the Company issued 101,900,000 shares of Class A Common Stock pursuant to the conversion of $10,190 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 27, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 2, 2014, the Company issued 151,900,000 shares of Class A Common Stock pursuant to the conversion of $15,190 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $30,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 16, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 22, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 28, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 1, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 169,123,600 shares of Class A Common Stock pursuant to the conversion of $8,456 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 600,000,000 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $367,713 based on an independent valuation on the date of grant.

On February 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $26,000 short term promissory note. The total fair value of the common stock was $1,226 based on an independent valuation on the date of grant.

On February 21, 2014, the Company issued 10,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $75,000 short term promissory note. The total fair value of the common stock was $6,129 based on an independent valuation on the date of grant.

On February 22, 2014, the Company issued 15,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $100,000 short term promissory note. The total fair value of the common stock was $9,193 based on an independent valuation on the date of grant.

On March 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $30,000 short term promissory note. The total fair value of the common stock was $1,839 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $122,571 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $122,571 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 1,821,052,632 shares, consisting of 1,730,526,316 previously issued and unvested shares of Class A Common Stock and 90,526,316 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,116,041 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 13,669,568 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,377 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 60,000,000 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000,000 shares, consisting of 54,000,000 previously issued and unvested shares of Class A Common Stock and 6,000,000 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $36,771 based on an independent valuation on the date of grant.

Subscriptions Payable Issued for Shares of Convertible Series C Preferred Stock Granted for Services to Related Parties

On January 15, 2014, the Company granted 5,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $43,000 short term promissory note. The total fair value of the common stock was $3,064 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On February 8, 2014, the Company granted 1,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $13,000 short term promissory note. The total fair value of the common stock was $613 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 7, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $22,000 short term promissory note. The total fair value of the common stock was $1,226 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $37,500 short term promissory note. The total fair value of the common stock was $1,839 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $1,839 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $18,750 short term promissory note. The total fair value of the common stock was $1,226 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $1,839 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

Debt Conversions into Class A Common Stock – Related Parties

On April 2, 2014, the Company issued 250,000,000 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by Vivienne Passley, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 125,000,000 shares of Class A Common Stock pursuant to the conversion of $18,750 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 200,000,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 22, 2014, the Company issued 150,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 17, 2014, the Company issued 334,333,745 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversions into Class A Common Stock – Magna Group, LLC

On January 7, 2014, the Company issued 25,140,000 shares of Class A Common Stock pursuant to the conversion of $5,028 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 22, 2014, the Company issued 25,000,000 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 31, 2014, the Company issued 66,666,667 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 6, 2014, the Company issued 100,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 13, 2014, the Company issued 103,273,067 shares of Class A Common Stock pursuant to the conversion of $15,491 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 27, 2014, the Company issued 133,333,333 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 10, 2014, the Company issued 180,000,000 shares of Class A Common Stock pursuant to the conversion of $18,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 19, 2014, the Company issued 197,000,000 shares of Class A Common Stock pursuant to the conversion of $19,700 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversions into Class A Common Stock – Asher Enterprises

On March 3, 2014, the Company issued 150,000,000 shares of Class A Common Stock pursuant to the conversion of $27,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2014, the Company issued 200,857,143 shares of Class A Common Stock pursuant to the conversion of $28,120 of convertible debt held by Asher Enterprises, which consisted of $26,000 of principal and $2,120 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2014, the Company issued 341,666,667 shares of Class A Common Stock pursuant to the conversion of $41,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversions into Class A Common Stock – St. George Investments, LLC

On March 7, 2014, the Company issued 125,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by St. George Investments, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Convertible Class B Common Stock Issuance for Services

On March 22, 2014, the Company issued 12,500,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing services. The total fair value of the common stock was $23,750 based on the closing price of the Company’s common stock on the date of grant.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, Shaun Passley, Ph.D., evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report. Based on that evaluation, Dr. Passley concluded that our disclosure controls and procedures are not effective, which are discussed below in more detail, in timely alerting him to material information relating to us being required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting as identified below under the heading “Management’s Report on Internal Control over Financial Reporting.” Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

ITEM 9B. OTHER INFORMATION

Formation of Subsidiary – Terran Power, Inc., September 19, 2013

On September 19, 2013, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Terran Power, Inc. The Company plans to file a non-provisional patent application to develop a mobile power device that allows iPhone and other smartphone users to power up their phone on the go without needing an outlet or a second battery, however, as of the date of this filing there has been no activity and, as such, there are no revenues or expenses.

Subsidiary Formation – FlexFridge, Inc., March 4, 2013

On March 4, 2013, the Board of Directors of Epazz, Inc. (the “Company”), consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Cooling Technology Solutions, Inc., which was later renamed, Z Fridge, Inc., and ultimately again renamed as, FlexFridge, Inc. (“FlexFridge”) on May 29, 2014. The Company has filed a non-provisional patent application for its Project Flex product, which consists of a patent pending foldable mini-fridge. On November 21, 2013, the Company was spun off to shareholders of record on September 15, 2013, whereby shareholders of Epazz, Inc. received one (1) share of FlexFridge in exchange for each ten (10) shares held of Epazz, Inc. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

Telecorp Products, Inc., Stock Purchase Agreement

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $320,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

In connection with the Stock Purchase Agreement, the shareholders of Telecorp and the Company entered into a Non-Disclosure/Non-Compete Agreement, pursuant to which the shareholders of Telecorp and the Company, each agreed to not for a period of one (1) year, communicate or divulge to, or use for the benefit of itself or any other person, firm, association or corporation, any information in any way relating to the Proprietary Property, in competition with the business of the Company, and pursuant to the agreement, the shareholders of Telecorp agreed not to compete against the Company for one (1) year from the closing of the acquisition.

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On March 13, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. The financing agreement has a lien against the software assets of Zinergy.

Zinergy Service Desk Software is very customizable for business processes. Zinergy integrates with just about every other business tool available. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc., Asset Purchase Agreement

On May 16, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $425,000, of which $215,000 was paid at the closing and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years, subject to certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

The Company also agreed to provide the seller with additional earn-out rights in connection with the purchase, which provide that the seller will receive up to a maximum of $100,000 per year for the three twelve month periods following the Closing (any delinquent earn-out payment shall bear interest at the rate of 10% per annum until the delinquent amount is paid), based on the gross revenues generated by Jadian during such applicable year based on the following schedule (the “Earn-Out”):

Revenue for the Relevant Year	Earn-Out
$-0- to $500,000	$–
$500,000 to $600,000	$25,000
$600,000 to $700,000	$50,000
$700,000 to $800,000	$75,000
$800,000 or more	$100,000

Provided that in no event shall the total amount payable to Jadian Enterprises in connection with the Earn-Out exceed $100,000 per year, or $300,000 in aggregate.

Amendment to the $400,000 Convertible Promissory Note, JMJ Financial

On July 11, 2014, the Company and JMJ Financial amended the $400,000 convertible promissory note, originally dated November 13, 2013, of which $33,000, including a $3,000 OID, remains outstanding. The amendment specifies that due to the delinquent Form 10-K for the year ended December 31, 2013 and the Form 10-Q for the three months ended March 31, 2014, any future borrowings shall only be made by mutual agreement of both the borrow and lender.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of July 9, 2014 are as follows:

NAME	AGE	POSITION

Shaun Passley, Ph.D.	35	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	42	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley, Ph.D.

Shaun Passley, Ph.D. has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2000. Dr. Passley obtained his Bachelor’s degree from De Paul University in Finance in 2000, his Master’s Degree from DePaul University in Information Technology in 2006, his MBA from Benedictine University in 2007, Master’s Degree from Northwestern University in Product Development in 2011 and Ph.D. from Benedictine University in 2014. Dr. Passley is a candidate for Masters of Law in Intellectual Property for Northwestern University expected to graduate in 2017.

Directors Qualifications:

Dr. Passley is a college graduate with one Ph.D. and three master’s degrees in software, information technology and an MBA. Dr. Passley has over 15 years of experience in the software industry.

Craig Passley

Craig Passley has served as our Secretary since May 2005. Since November 2000, Mr. Passley has worked for KB Builders. Mr. Passley obtained his Bachelor’s degree from Bradley University in 1997 and his Master’s Degree from the Keller Graduate School of Management in 2000 and MBA from Lake Forest School of Management in 2008.

Shaun Passley, Ph.D. and Craig Passley are brothers.

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

Board Committees

Director Independence. The board of directors (consisting solely of Dr. Passley) has analyzed the independence of each director and has concluded that we currently don’t have any directors that are considered independent directors in accordance with the director independence standards of the NYSE Amex Equities.

Audit Committee. Currently, we do not have an audit committee. At this time, the board of directors (consisting solely of Dr. Passley) will perform the necessary functions of an audit committee, such as: recommending an independent registered public accounting firm to audit the annual financial statements; reviewing the independence of the independent registered public accounting firm; review of the financial statements and other required regulatory financial reporting; and reviewing management’s policies and procedures in connection with its internal control over financial reporting.

Additionally, we do not have a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. However, at such time the Company has the financial resources; a financial expert will be hired.

Compensation Committee. We currently do not have a compensation committee of the board of directors. Until a formal committee is established our board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees, including stock compensation. The board (consisting solely of Dr. Passley) makes all compensation decisions for the Executives and approves recommendations regarding equity awards to all elected officers of Epazz. Decisions regarding the non-equity compensation of other executive officers are made by the board.

Nominating Committee. We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors (consisting solely of Dr. Passley) performs some of the functions associated with a Nominating Committee. We elected not to have a Nominating Committee during the year ended December 31, 2013, in that we had only two officers and one director.

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

The board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for board membership. Rather, the board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the board’s current expectations with respect to each such criterion and make a determination regarding whether a candidate should be recommended to the stockholders for election as a director. During 2013, the Company received no recommendation for directors from its stockholders.

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2013 with senior management. The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the United States Securities and Exchange Commission. Our board of directors did not submit a formal report regarding its findings.

BOARD OF DIRECTORS

Shaun Passley, Ph.D.

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

Employment Agreements

On September 6, 2012, we entered into an employment agreement with Shaun Passley, Ph.D., our Chief Executive Officer, President, and Chairman of the Board of Directors which had a term of ten (10) years. Compensation pursuant to the agreement calls for a base salary of $180,000 per year; of which $30,000 shall be payable annually in cash and $150,000 shall be payable in shares of the Company’s Common Stock at the rate of $0.006 per share, or 25,000,000 shares per year. In addition, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO as a bonus in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012, provided that all of the shares remain subject to forfeiture until such time, if ever, as we generate annual revenues of at least $10 million, subject to the below termination provisions. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which has been presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares. In the event of the termination of Dr. Passley’s employment agreement for cause by the Company or without good reason by Dr. Passley, any non-vested shares are to be cancelled and he is to be paid any consideration he is owed through the date of termination. In the event of the termination of Dr. Passley’s employment agreement for good reason (as described in the agreement) by Dr. Passley or without cause by the Company, he is due eight additional weeks of compensation and all non-vested shares vest to him immediately. In the event of the termination of Dr. Passley’s employment agreement for any other reason, he is due eight weeks of additional salary and any non-vested shares are to be cancelled.

On August 16, 2013, the Company amended Dr. Passley’s employment agreement to increase the cash portion of his compensation from $30,000 per year to $100,000 in the initial year of the agreement only. All other terms remain in effect, and the shares of stock awarded as a bonus as previously disclosed were granted in addition to the stock based compensation outlined in the original agreement.

We do not have an employment or consultant agreement with Craig Passley, our Secretary, however on March 20, 2013, we granted 60 million shares to Craig Passley for services rendered between 2012 and 2021. The shares vest annually over the 10 year period with the first 6 million vesting upon the grant date. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Dr. Passley, determines the compensation given to our executive officers in its sole determination. Dr. Passley in his capacity as our sole director has the power to set his own compensation, without the required approval of any other individual or shareholder. Additionally, our Board of Directors, currently consisting solely of Dr. Passley, reserves the right to issue our executives shares of Common Stock issued in consideration for services rendered and/or to award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance in the future. This package may also include long-term stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. Additionally, while our Board of Directors has not granted any performance based stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

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

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2013, 2012 and 2011, respectively:

			Stock		All Other
Name and Principal Position	Year	Salary	Awards		Compensation	Total

Shaun Passley, Ph.D.,(1)	2013	$108,016	$1,499,500	(2-5)	$-0-	$1,607,516
Chief Executive Officer, Chief Financial Officer,	2012	$82,816	$758,236	(6-10)	$-0-	$841,052
and Chairman of the Board of Directors	2011	$23,000	$-0-		$-0-	$23,000

(1)	Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2013, 2012 or 2011.
(2)	On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 was expensed during 2013 and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.
(3)	On May 16, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.
(4)	On March 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.
(5)	On March 5, 2013, the Company issued 200,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.
(6)	On July 1, 2012, the Company issued 3,000,000 shares of Convertible Class B Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(7)	On July 2, 2012, the Company issued 1,000 shares of convertible Series A Preferred Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The total fair value of the preferred stock was $229,236 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(8)	On July 19, 2012, the Company issued 30,000,000 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.
(9)	On August 27, 2012, the Company issued 20,000,000 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.
49

(10)	On September 6, 2012, the Company issued 1 billion shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares have yet vested; therefore the fair value of $6,000,000 was excluded from compensation. The services performed and vesting periods are as follows:
Vesting	Shares	Fair
Terms	Granted	Value(e)	Services Performed
(a)	250,000,000	$1,500,000	Base salary of 25 million shares per year over a ten year term
(b)	225,000,004	1,350,000	Compensation bonus for services provided
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of IntelliSys
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of PRM
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of DFI
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of K9 Bytes
(b)	25,000,000	150,000	Compensation for services provided related to the acquisition of AutoHire Software
(b)	33,333,333	200,000	Compensation for services provided related to the acquisition of MS Health
(c)	33,333,333	200,000	Compensation for services provided related to the acquisition of a future acquisition
(b)	33,333,333	200,000	Compensation for use of the CEO's personal residence as collateral on various loans
(d)	299,999,997	1,800,000	Compensation for future use of the CEO's personal residence as collateral on various loans
	1,000,000,000	$6,000,000

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

(e) The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

(11)	On July 29, 2010, the Company issued 20,000,000 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer as compensation for management services rendered. On May 11, 2011, the compensation agreement was amended such that the 20,000,000 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement. None of these shares have vested as of the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 13, 2014, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 6,796,730,730 shares of Class A Common Stock issued and outstanding, 23,000,000 shares of our Convertible Class B Common Stock issued and outstanding (which each vote 10,000 voting shares), 1,000 shares of Series A Convertible Preferred Stock (which are convertible at any time into shares totaling 60% of our outstanding Class A Common Stock) and 1,000 shares of Series B Convertible Preferred Stock (which are convertible at any time into shares totaling 10% of our outstanding Class A Common Stock) issued and outstanding as of July 13, 2014.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after July 13, 2014, through the exercise of any option, warrant or other right (including the conversion of the preferred stock). The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options, warrants or other convertible securities into shares of our common stock, unless otherwise stated. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, (i) each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity, and (ii) the address of each person or entity named in the table is c/o Epazz, Inc., 205W. Wacker Dr., Suite 1320, Chicago, Illinois 60606.

	Class A		Convertible Class B			Convertible Series A
	Common Stock		Common Stock			Preferred Stock
	Number of	% of	Number of	% of	Total Voting	Number of	% of	Class A Common Stock
Name of Beneficial Owner(1)	Shares(2)	Class	Shares	Class(3)	Shares	Shares	Class(4)	Convertible Into
Officers and Directors:
Shaun Passley, CEO, CFO and Director	265,372,498	4%	23,000,000	100%	230,000,000,000	1,000	100%	4,078,038,438
Craig Passley, Secretary	10,050	*	–	–	–	–	–	–
Directors and Officers as a Group (2 persons)	265,382,548	4%	23,000,000	100%	230,000,000,000	1,000	100%	4,078,038,438
5% Holders:
Vivienne Passley(7)	81,590,643	9%	–	–	–	–	–	–

	Convertible Series B			Convertible Series C
	Preferred Stock			Preferred Stock			Total
	Number of	% of	Class A Common Stock	Number of	% of	Class A Common Stock	Voting
Name of Beneficial Owner(1)	Shares	Class(5)	Convertible Into	Shares	Class(6)	Convertible Into	Power
Officers and Directors:
Shaun Passley, CEO, CFO and Director	–	–	–	2,421,052,632	82%	7,263,157,896	97%
Craig Passley, Secretary	10	1%	6,796,731	60,000,000	2%	180,000,000	*
Directors and Officers as a Group (2 persons)	10	1%	6,796,731	2,481,052,632	84%	7,443,157,896	97%
5% Holders:
Vivienne Passley(7)	500	50%	339,836,537	224,000,000	8%	672,000,000	*

____________________

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

(3) Percentage of beneficial ownership is based upon 10,500,000 shares of Convertible Class B Common Stock outstanding as of July 13, 2014. Each share of Convertible Class B Common Stock votes 10,000 voting shares on all shareholder matters and converts at the option of the holder thereof into Class A Common Stock on a one-for-one basis.

(4) Percentage of beneficial ownership is based upon 1,000 shares of Convertible Series A Preferred Stock outstanding as of July 13, 2014. The Convertible Series A Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series A Preferred Stock) and all Convertible Series A Preferred Stock shares are convertible at the option of the holders thereof into 60% of our then outstanding Class A Common Stock.

(5) Percentage of beneficial ownership is based upon 1,000 shares of Convertible Series B Preferred Stock outstanding as of July 13, 2014. The Convertible Series B Preferred Stock does not have any voting rights (other than specifically to matters associated with the Convertible Series B Preferred Stock) and all Convertible Series B Preferred Stock shares are convertible at the option of the holders thereof into 10% of our then outstanding Class A Common Stock.

(6) Percentage of beneficial ownership is based upon 2,943,722,200 shares of Convertible Series C Preferred Stock outstanding as of July 13, 2014. The Convertible Series C Preferred Stock carries 3 voting rights for each share issued and outstanding and all Convertible Series C Preferred Stock shares are convertible at the option of the holders thereof into 3 shares of Class A Common Stock.

(7) Related Party, Vivienne Passley is the aunt of the Company’s CEO, Shaun Passley, Ph.D.

(8) Includes 50 shares held in the name of IT Business Solutions Group, Inc., which is a defunct entity. Dr. Passley beneficially owns the shares.

(9) Includes 28,231,526 million shares held in the name of GG Mars Capital, Inc., which is 100% owned by Vivienne Passley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Debt Financing Arrangements

On August 15, 2013, GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO, acquired a note from another independent lender and the Company subsequently exchanged the promissory note for an unsecured $14,838 convertible promissory note that carried an 11% interest rate (“First GG Mars Note”). The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever was greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.

On July 7, 2012, the Company issued an unsecured $440,849 convertible promissory note due to a related party, which carries a 10% interest rate (“Star Convertible Note”), and matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013.

We borrow money from our Chief Executive Officer, Shaun Passley, Ph.D. and other related parties periodically under verbal agreements. We owed $-0- and $-0- as of December 31, 2013 and 2012, respectively. A total of $209,380 was advanced and repaid by the CEO during the year ended December 31, 2013.

Related Party Equity Issuances

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

On March 5, 2013, the Company issued 200,000,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 35,500,000 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 60,000,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

On July 8, 2013, the Company issued 710,526,316 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

Convertible Common Stock, Class B, Related Parties

The Company has 60,000,000 authorized shares of $0.0001 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:1 basis. The Convertible Class B Common Stock carries preferential voting rights of 10,000 votes to each Class A Common Stock vote (10,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions.

On March 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash. These Dividends are payable to related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2013 and 2012.

	2013	2012
Audit fees:
M&K CPAS, PLLC	$27,500	$26,500
Audit-related fees:
M&K CPAS, PLLC	–	–
Tax fees:
M&K CPAS, PLLC	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$27,500	$26,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2013, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.		10-Q	03/31/13	X	06/14/13
10.2	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company		10-Q	03/31/13	X	06/14/13
10.3	Promissory Note with Star Financial Corporation, April 1, 2013		10-Q	06/30/13	X	08/19/13
10.4	Promissory Note with Star Financial Corporation, April 12, 2013		10-Q	06/30/13	X	08/19/13
10.5	Promissory Note with Star Financial Corporation, May 16, 2013		10-Q	06/30/13	X	08/19/13
10.6	Promissory Note with Star Financial Corporation, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.7	First JMJ Financial Convertible Promissory Note, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.8	Software Finance Agreement with CIT Finance, LLC, May 1, 2013		10-Q	06/30/13	X	08/19/13
10.9	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013		10-Q	06/30/13	X	08/19/13
10.10	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013		10-Q	06/30/13	X	08/19/13
10.11	Business Loan Agreement with WebBank, June 19, 2013		10-Q	06/30/13	X	08/19/13
10.12	First Amendment to Executive Employment Agreement, August 16, 2013		10-Q	06/30/13	X	08/19/13
10.13	Promissory Note with Vivienne Passley, July 19, 2013		10-Q	09/30/13	X	11/19/13
10.14	Promissory Note with Vivienne Passley, August 12, 2013		10-Q	09/30/13	X	11/19/13
10.15	Promissory Note with Star Financial Corporation, July 31, 2013		10-Q	09/30/13	X	11/19/13
10.16	Promissory Note with Star Financial Corporation, August 2, 2013		10-Q	09/30/13	X	11/19/13
10.17	Promissory Note with Star Financial Corporation, August 7, 2013		10-Q	09/30/13	X	11/19/13
10.18	Promissory Note with Star Financial Corporation, August 27, 2013		10-Q	09/30/13	X	11/19/13
10.19	Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.20	Promissory Note with GG Mars Capital, Inc., September 7, 2013		10-Q	09/30/13	X	11/19/13
10.21	Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13

10.22	Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013		10-Q	09/30/13	X	11/19/13
10.23	Convertible Promissory Note with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.24	Note Purchase Agreement with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.25	Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.26	Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.27	Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.28	Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.29	Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.30	Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.31	Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013		10-Q	09/30/13	X	11/19/13
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: July 18, 2014	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

