Form 10-Q
period 2014-03-31
Epazz Inc
filed 2014-09-25
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 333-139117

EPAZZ, Inc.

(Exact name of registrant as specified in its charter)

Illinois	36-4313571
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

205 W. Wacker Drive. Suite 1320

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

Yes ☐  No ☒

The number of shares of the issuer’s Class A common stock outstanding as of September 22, 2014, was 7,213,383,508 shares, par value $0.0001 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2014

i

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash	$104,537	$208,567
Accounts receivable, net	34,312	25,248
Other current assets	142,555	106,114
Total current assets	281,404	339,929

Property and equipment, net	103,563	113,410
Intangible assets, net	441,944	374,162
Goodwill	684,037	255,460

Total assets	$1,510,948	$1,082,961

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$11,000	$11,000
Accounts payable	307,673	258,163
Accrued expenses	41,382	45,298
Accrued expenses, related parties	22,751	28,741
Deferred revenue	458,243	322,130
Lines of credit	90,662	73,232
Current maturities of capital lease obligations payable	7,239	17,421
Current maturities of notes payable, related parties	568,118	397,368
Convertible debts, net of discounts of $179,888 and $105,300, respectively	106,607	115,128
Current maturities of long term debts	470,908	354,786
Derivative liabilities	573,338	–
Total current liabilities	2,657,921	1,623,267

Capital lease obligations payable, net of current maturities	4,481	–
Notes payable, related parties	–	85,000
Convertible debts, net of discounts of $-0- and $4,283, respectively	–	42,166
Long term debts, net of current maturities	853,378	857,143
Total liabilities	3,515,780	2,607,576

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,924,722,200 shares issued and outstanding	292,472	–
Common stock, Class A, $0.0001 par value, 6,000,000,000 shares authorized, 4,016,373,385 and 3,468,358,708 shares issued and outstanding, respectively	401,638	346,836
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 23,000,000 and 10,500,000 shares issued and outstanding, respectively	2,300	1,050
Additional paid in capital	8,512,685	6,429,493
Stockholders' payable, consisting of 19,000,000 and -0- shares of Series C Convertible Preferred Stock, respectively	19,440	–
Stockholders' receivable, consisting of -0- and 20,000,000 shares of Class A Common Stock, respectively	–	(800,000)
Accumulated deficit	(11,233,367)	(7,501,994)
Total stockholders' equity (deficit)	(2,004,832)	(1,524,615)

Total liabilities and stockholders' equity (deficit)	$1,510,948	$1,082,961

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013

Revenue	$252,552	$208,010

Expenses:
General and administrative	291,693	121,231
Salaries and wages	2,336,497	216,153
Depreciation and amortization	46,157	76,775
Bad debts (recoveries)	(12)	(8,785)
Total operating expenses	2,674,335	405,374

Net operating loss	(2,421,783)	(197,364)

Other income (expense):
Interest income	54	–
Interest expense	(516,065)	(119,415)
Loss on debt modifications, related parties	–	(81,792)
Change in derivative liabilities	(793,579)	–
Total other income (expense)	(1,309,590)	(201,207)

Net loss	$(3,731,373)	$(398,571)

Weighted average number of common shares outstanding - basic and fully diluted	3,615,727,230	1,283,603,738

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,731,373)	$(398,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	(12)	(8,785)
Depreciation and amortization	12,058	33,113
Amortization of intangible assets	34,098	43,662
Amortization of deferred financing costs	106,341	9,903
Amortization of discounts on convertible debts	316,907	72,246
Loss on debt modifications, related parties	–	81,792
Change in fair market value of derivative liabilities	793,579	–
Stock based compensation issued for services	37,500	–
Stock based compensation issued for services, related parties	2,236,489	91,500
Decrease (increase) in assets:
Accounts receivable	(9,052)	7,315
Other current assets	246	(14,258)
Increase (decrease) in liabilities:
Accounts payable	40,324	1,002
Accrued expenses	(8,460)	(9,366)
Accrued expenses, related parties	29,072	5,283
Deferred revenues	(25,903)	12,054
Net cash provided by (used in) operating activities	(168,186)	(73,110)

Cash flows from investing activities
Cash acquired in merger	736	–
Purchase of equipment	(2,211)	(743)
Acquisition of subsidiaries	(200,000)	–
Net cash used in investing activities	(201,475)	(743)

Cash flows from financing activities
Payments on capital lease obligations payable	(5,701)	(4,883)
Proceeds from notes payable, related parties	323,314	41,600
Repayment of notes payable, related parties	(54,879)	(42,817)
Proceeds from long term debts	93,268	108,432
Repayment of long term debts	(90,371)	(60,558)
Net cash provided by financing activities	265,631	41,774

Net increase (decrease) in cash	(104,030)	(32,079)
Cash - beginning	208,567	46,101
Cash - ending	$104,537	$14,022

Supplemental disclosures:
Interest paid	$94,163	$32,991
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$(102,000)	$–
Value of shares issued for conversion of debt	$369,714	$83,000
Value of shares issued for conversion of debt, related parties	$–	$46,000
Beneficial conversion feature	$(35,028)	$–
Deferred financing costs	$141,815	$15,927
Value of derivative adjustment due to debt conversions	$642,481	$–
Dividends payable declared	$–	$18,000

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2013 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran
Telecorp Products, Inc.	Michigan	Subsidiary	Telecorp
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge

(1)All subsidiaries, with the exception of FlexFridge, are wholly-owned subsidiaries.

(2)All entities are in the form of Corporations.

(3)Formerly Z Fridge, Inc. and Cooling Technology Solutions, Inc.

(4)FlexFridge, Inc. was spun-off on November 21, 2013, and distributed on a 1:10 basis to shareholders of record on September 15, 2013. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10. There has been no material activity within FlexFridge to date.

(5)Entity formed for prospective purposes, but has not incurred any income or expenses to date.

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health, Terran, Telecorp and FlexFridge will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management are necessary for fair presentation of the information contained therein.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $34,098 and $43,662 for the three months ended March 31, 2014 and 2013, respectively.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year ended December 31, 2013 resulted in no impairment losses.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Derivative Liability

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date. We analyzed the derivative financial instruments (the Convertible Note and tainted Warrant), in accordance with ASC 815. The objective is to provide guidance for determining whether an equity-linked financial instrument is indexed to an entity’s own stock. This determination is needed for a scope exception which would enable a derivative instrument to be accounted for under the accrual method. The classification of a non-derivative instrument that falls within the scope of ASC 815-40-05 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” also hinges on whether the instrument is indexed to an entity’s own stock. A non-derivative instrument that is not indexed to an entity’s own stock cannot be classified as equity and must be accounted for as a liability. There is a two-step approach in determining whether an instrument or embedded feature is indexed to an entity’s own stock. First, the instrument's contingent exercise provisions, if any, must be evaluated, followed by an evaluation of the instrument's settlement provisions. The Company utilized multinomial lattice models that value the derivative liability within the notes based on a probability weighted discounted cash flow model. The Company utilized the fair value standard set forth by the Financial Accounting Standards Board, defined as the amount at which the assets (or liability) could be bought (or incurred) or sold (or settled) in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three months ending March 31, 2014 and 2013.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $2,273,989 and $91,500 for the three months ended March 31, 2014 and 2013, respectively.

Revenue Recognition

The Company designs and sells various software programs to business enterprises including, among others, hospitals, pet stores, and Government and post-secondary institutions. Prior to shipment, each software product is tested extensively to meet Company specifications. The software is shipped fully functional via electronic delivery, but some installation and setup is required. No other entities sell the same or largely interchangeable software.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The new guidance requires that share-based compensation that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards and that could be achieved after an employee completes the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in this Update either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 is not expected to have a material impact on our financial position or results of operations.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2014, the FASB issued ASU No. 2014-10: Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements of development stage entities. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities, thereby improving financial reporting by eliminating the cost and complexity associated with providing that information. The amendments in this Update also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. The amendments to eliminate that exception simplify U.S. GAAP by reducing avoidable complexity in existing accounting literature and improve the relevance of information provided to financial statement users by requiring the application of the same consolidation guidance by all reporting entities. The elimination of the exception may change the consolidation analysis, consolidation decision, and disclosure requirements for a reporting entity that has an interest in an entity in the development stage. The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of Topic 915 should be applied retrospectively except for the clarification to Topic 275, which shall be applied prospectively. For public companies, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early adoption is permitted. The adoption of ASU 2014-10 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $11,233,367, and as of March 31, 2014, the Company’s current liabilities exceeded its current assets by $2,376,517 and its total liabilities exceeded its total assets by $2,004,832. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Stock Purchase Acquisitions

Stock Purchase Acquisition – Telecorp Products, Inc., February 28, 2014

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $302,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $102,000 (the “Telecorp Note”), as adjusted from an original $120,000 by $18,000 of liabilities acquired in excess of the agreed upon limit of $50,000 of liabilities, which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. A total of $68,000 of liabilities was actually acquired, and the resulting $18,000 of excess liabilities was credited as payment against the Telecorp Note. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

Telecorp developed and sells software to effectively operate contact centers. Telecorp’s solutions work with equipment from the giants of the computer telephony industry, such as Avaya, Cisco and Nortel Networks. In connection with the Stock Purchase Agreement, the shareholders of Telecorp and the Company entered into a Non-Disclosure/Non-Compete Agreement, pursuant to which the shareholders of Telecorp and the Company, each agreed to not for a period of one (1) year, communicate or divulge to, or use for the benefit of itself or any other person, firm, association or corporation, any information in any way relating to the Proprietary Property, in competition with the business of the Company, and pursuant to the agreement, the shareholders of Telecorp agreed not to compete against the Company for one (1) year from the closing of the acquisition.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $428,577 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

February 28,
2014
Consideration:
Cash paid at, and prior to, closing	$200,000
Seller financed note payable(1)(2)	120,000
Excess liability adjustment to seller financed note payable(3)	(18,000)
302,000
Fair value of identifiable liabilities acquired:
Accounts payable and accrued expenses	43,500
Deferred revenue	162,016
Line of credit	24,500
Fair value of total consideration exchanged	$532,016

Fair value of identifiable assets acquired assumed:
Cash	$736
Other current assets	823
Technology-based intangible assets	72,490
Trade name	29,390
Total fair value of assets assumed	117,189
Consideration paid in excess of fair value (Goodwill)(4)	$428,577

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

______________

(1)Consideration included an unsecured $120,000 seller financed note payable (“Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

(2)The fair value of the seller financed note in excess of the $102,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(3)The Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. A total of $68,000 of liabilities was actually acquired, and the resulting $18,000 of excess liabilities was credited as payment against the Telecorp Note.

(4)The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Management believes the product line of Telecorp, customer base and other assets acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the three months ended March 31,
	2014	2013
Revenue:	$341,255	$358,741

Expenses:
Operating expenses	2,757,750	590,650

Net operating income (loss)	(2,416,495)	(231,909)

Other income (expense)	(1,309,466)	(201,577)

Net income (loss)	$(3,725,961)	$(433,486)

Weighted average number of common shares
Outstanding – basic and fully diluted	3,615,727,230	1,283,603,738

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Related Parties

Debt Financings

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 13 below.

In addition to the debts disclosed in Note 13, we had a convertible note with a related party that is disclosed in Note 14 as follows:

	March 31,	December 31,
	2014	2013
Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to the final debt conversion on May 22, 2014.	$46,449	$46,449

Total convertible debts, related parties	46,449	46,449
Less: unamortized discount on beneficial conversion feature	(5,329)	(5,653)
Convertible debts	41,120	40,796
Less: current maturities of convertible debts, related parties included in convertible debts	41,120	–
Long term convertible debts, related parties included in convertible debts	$–	$40,796

Changes in Stockholders’ Equity, Related Parties

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which was subsequently paid on September 11, 2014, with the issuance of 110,000,000 shares of Class A Common Stock in lieu of cash.

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 600,000,000 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $568,283 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $345,427 due to the difference in the fair value of the Class A Common Stock exchanged.

On February 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $26,000 short term promissory note. The total fair value of the common stock was $2,385 based on an independent valuation on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 21, 2014, the Company issued 10,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $75,000 short term promissory note. The total fair value of the common stock was $9,562 based on an independent valuation on the date of grant.

On February 22, 2014, the Company issued 15,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $100,000 short term promissory note. The total fair value of the common stock was $14,266 based on an independent valuation on the date of grant.

On March 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $30,000 short term promissory note. The total fair value of the common stock was $2,912 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $127,746 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $127,746 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 1,821,052,632 shares, consisting of 1,730,526,316 previously issued and unvested shares of Class A Common Stock and 90,526,316 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,163,162 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $707,025 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 13,669,568 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,731 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $5,370 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 60,000,000 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000,000 shares, consisting of 54,000,000 previously issued and unvested shares of Class A Common Stock and 6,000,000 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $38,324 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $23,295 due to the difference in the fair value of the Class A Common Stock exchanged.

Subscriptions Payable Issued for Shares of Convertible Series C Preferred Stock Granted for Services to Related Parties

On January 15, 2014, the Company granted 5,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $43,000 short term promissory note. The total fair value of the common stock was $6,465 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On February 8, 2014, the Company granted 1,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $13,000 short term promissory note. The total fair value of the common stock was $1,193 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 7, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $22,000 short term promissory note. The total fair value of the common stock was $1,942 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $37,500 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,390 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

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

Convertible Class B Common Stock Issuance for Services

On March 22, 2014, the Company issued 12,500,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing services. The total fair value of the common stock was $44,737 based on the closing price of the Company’s common stock on the date of grant.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2014 and December 31, 2013:

	Fair Value Measurements at March 31, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$104,537	$–	$–
Intangible assets	–	–	441,944
Goodwill	–	–	684,037
Total assets	104,537	–	1,125,981
Liabilities
Lines of credit	–	90,662	–
Capital leases	–	11,720	–
Notes payable, related parties	–	568,118	–
Convertible debts, net of discount of $179,888	–	106,607	–
Long term debts, including current maturities	–	1,324,286	–
Derivative liabilities	–	573,338	–
Total Liabilities	–	2,674,731	–
	$104,537	$(2,674,731)	$1,125,981

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$208,567	$–	$–
Intangible assets	–	–	374,162
Goodwill	–	–	255,460
Total assets	208,567	–	629,622
Liabilities
Lines of credit	–	73,232	–
Capital leases	–	17,421	–
Long term debts	–	1,211,929	–
Notes payable, related parties	–	482,368	–
Convertible debts, net of discount of $109,583	–	157,294	–
Total Liabilities	–	1,942,244	–
	$208,567	$(1,942,244)	$629,622

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the three months ended March 31, 2014 and the year ended December 31, 2013.

Level 2 liabilities consist of various debt arrangements, and Level 3 assets consist of intangible assets and goodwill. Fair value adjustments related to the measurement of intangible assets of $-0- and $276,282 were necessary during the three months ended March 31, 2014 and December 31, 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7 – Other Current Assets

As of March 31, 2014 and December 31, 2013, other current assets included the following:

	March 31,	December 31,
	2014	2013
Deferred financing costs	$82,550	$44,986
Prepaid expenses	127	–
Other receivable	–	51,250
Security deposits	59,878	9,878
	$142,555	$106,114

The Company recognized $106,341 and $9,903 of amortization expense related to the deferred financing costs during the three months ended March 31, 2014 and 2013, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Furniture and fixtures	$2,187	$2,187
Computers and equipment	161,865	325,105
Software	15,660	67,986
Assets held under capital leases	17,855	134,800
	197,567	530,078
Less accumulated depreciation and amortization	(94,004)	(416,668)
	$103,563	$113,410

Depreciation and amortization expense totaled $12,058 and $33,113 for the three months ended March 31, 2014 and 2013, respectively.

A total of $334,722 of fully depreciated assets no longer in service was disposed of on March 31, 2014. No proceeds were received on disposal, resulting in no gain or loss on disposal during the three months ending March 31, 2014.

Note 9 – Intangible Assets

Intangible assets consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	Useful	March 31,	December 31,
Description	Life	2014	2013
Technology-based intangible assets - IntelliSys	5 Years	$200,000	$200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Technology-based intangible assets – Telecorp	5 Years	72,490	–
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Trade name - Telecorp	5 Years	29,390	–
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Total intangible assets		791,880	690,000
Less: accumulated amortization		(349,936)	(315,838)
Intangible assets, net		$441,944	$374,162

Amortization expense on intangible assets totaled $34,098 and $43,662 for the three months ended March 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10 – Convertible Settlement

On February 14, 2014, the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida approved the February 12, 2014, Settlement Agreement, entered into between the Company and IBC Funds, LLC (“IBC”) whereby a total of $314,021 of outstanding debts that were acquired by IBC from various creditors, including $288,071 of outstanding debts previously owed to related parties was sold and assigned to IBC. In satisfaction of the outstanding debts acquired by IBC, we agreed to issue IBC shares of our common stock at a 50% discount to the lowest trading price during the fifteen (15) trading days preceding the share request (“Settlement Shares”) in various tranches in an aggregate amount equal to the claim amount of $314,021 until such time as the debts were satisfied. A total of 3,040,823,600 Settlement Shares were subsequently issued pursuant to the Settlement Agreement, in addition to 75,000,000 shares that were issued in consideration pursuant to the settlement agreement. IBC is precluded from owning more than 9.99% of the Company’s common stock in aggregate at any given time. The net proceeds, less the 50% discount retained by IBC, received from the sale of the Settlement Shares in the market were used to satisfy the Company’s outstanding obligations that were acquired by IBC. We had $163,646 of convertible settlements payable outstanding presented as Convertible Notes within the balance sheet as of March 31, 2014.

Note 11 – Lines of Credit

Lines of credit consisted of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$50,331	$49,508

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	17,192	18,087

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	–	5,637

Line of credit of $25,000 from Bank of America. The outstanding balance on the line of credit bears interest at a rate of 4.25%. Variable payments are due monthly. A total of $24,500 was acquired with the acquisition of Telecorp.	23,139	–

Total line of credit	90,662	73,232
Less: current portion	(90,662)	(73,232)
Line of credit, less current portion	$–	$–

Note 12 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,455 and two months paid in advance, and the remaining payments paid over the following 46 months.

Lease #2 – Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $17,855 and $134,800 at March 31, 2014 and December 31, 2013, respectively. Accumulated amortization of the leased equipment was $893 and $116,292 at March 31, 2014 and 2013, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2014, are as follows:

Twelve Months
Ending
March 31,	Amount
2015	$8,171
2016	4,750
Total minimum payments	$12,921
Less: amount representing interest	(1,201)
Present value of net minimum lease payments	11,720
Less: Current maturities of capital lease obligations	(7,239)
Long-term capital lease obligations	$4,481

Note 13 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	$25,000	$–

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,594 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	18,750	–

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	37,500	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,912 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	30,000	–

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,942 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	22,000	–

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock valued at $14,266 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.	100,000	–

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock valued at $9,562 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.	75,000	–

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock valued at $1,193 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	13,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $2,385 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	26,000	–

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock valued at $6,465 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	43,000	–

Originated November 1, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on March 7, 2014. In addition, a loan origination fee of $25,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $125,000 note, along with $8,264 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	125,000

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	18,000	18,000

Originated September 7, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 7, 2014. In addition, a loan origination fee of $10,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 6,000,000 shares of Series A Common Stock with a fair market value of $6,600 was granted as consideration for the loan on September 7, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $65,000 balance of this note, along with $7,528 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	65,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	25,000

Originated August 12, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 5,000,000 shares of Series A Common Stock with a fair market value of $7,000 was issued as consideration for the loan on August 12, 2013. The note, consisting of $51,000 of principal, $4,933 of accrued interest and $2,500 of liquidated damages, was subsequently sold and assigned to a third party and exchanged for a convertible note on April 2, 2014 and the $58,433 was converted in exchange for 584,333,745 shares of common stock in complete satisfaction of the debt.	51,000	51,000

Originated July 19, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013. The note, consisting of $23,000 of principal and $1,153 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	23,000

Originated August 27, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 27, 2014. In addition, a loan origination fee of $2,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 1,250,000 shares of Series A Common Stock with a fair market value of $1,500 was granted as consideration for the loan on August 27, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $12,500 note, along with $3,519 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	12,500

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	24,000	24,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	32,000	32,000

Originated July 31, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $4,200 was issued as consideration for the loan on July 31, 2013. The note, consisting of $32,000 of principal and $5,000 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 19, 2014.	–	32,000

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan. The note, consisting of $10,000 of principal and $338 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	10,000

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $57,000 note, along with $9,261 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	57,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,000	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Principal of $5,000 was repaid during the first quarter of 2014. Currently in default.	868	5,868

Total notes payable, related parties	568,118	482,368
Less: current portion	(568,118)	(397,368)
Notes payable, related parties, less current portion	$–	$85,000

The Company recorded interest expense on notes payable to related parties in the amounts of $29,072 and $791 during the three months ended March 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Convertible Debts

Convertible debts consist of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.	$–	$–

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.	–	–

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the previously delinquent SEC filings, any future borrowings shall only be made by mutual agreement of both the borrower and lender.	33,000	33,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Unsecured $35,028 convertible promissory note originated on December 31, 2013, carries an 12% interest rate (“First Magna Group Note”) owed to Magna Group, LLC. Two notes totaling $33,000 of principal and $1,028 of accrued interest were acquired from and assigned by Star Financial on December 31, 2013 prior to being exchanged for the convertible note, including $1,000 of loan origination costs. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	–	35,028

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $15,000 of outstanding principal into 125,000,000 shares pursuant to debt conversion on March 7, 2014. The unamortized OID is $3,791 at December 31, 2013. Currently in default.	41,900	56,900

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $41,000 of outstanding principal into 341,666,667 shares pursuant to debt conversion on March 25, 2014.	1,500	42,500

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $27,000 of outstanding principal into 150,000,000 shares pursuant to debt conversion on March 3, 2014, and $28,120, consisting of $26,000 of principal and $2,120 of accrued interest into 200,857,143 shares pursuant to debt conversion on March 5, 2014 in complete satisfaction of the debt.	–	53,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to the final debt conversion on May 22, 2014.	46,449	46,449
Total convertible debts	286,495	266,877
Less: unamortized discount on beneficial conversion feature	(12,864)	(103,188)
Less: unamortized OID	(3,378)	(6,395)
Convertible debts	270,253	157,294
Less: current maturities of convertible debts	(270,253)	(115,128)
Long term convertible debts	$–	$42,166

The Company recognized interest expense in the amount of $6,764 and $6,484 for the three months ended March 31, 2014 and 2013, respectively related to convertible debts.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $-0- and $195,652 during the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes, consisting of total original face values of $440,849 from Star Financial, $95,500 from Asher Enterprises, $33,000 from JMJ Financial, Inc., and $56,900 from St. George Investments that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders of 9.99% of the issued and outstanding shares of Epazz.

During the three months ended March 31, 2014 and 2013, the Company recorded debt amortization expense in the amount of $58,313 and $72,246, respectively, attributed to the aforementioned debt discount, including $3,017 and $1,506 of amortization on Original Issue Discounts during the three months ended March 31, 2014 and 2013, respectively.

During the three months ended March 31, 2014, the Company issued a total of 2,967,736,877 shares pursuant to debt conversions in settlement of $369,714, consisting of $367,594 of outstanding principal and $2,120 of unpaid interest. The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

Asher Enterprises, Inc. Convertible Notes

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

The Company evaluated the Third Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00551 below the market price on July 2, 2012 of $0.012 provided a value of $36,082, of which $-0- and $11,760 was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Fourth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00583 below the market price on July 24, 2012 of $0.0126 provided a value of $27,959, of which $-0- and $11,751 was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the Fifth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00603 below the market price on October 16, 2012 of $0.008 provided a value of $27,500, , of which $-0- and $9,000 was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the Sixth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on December 12, 2012 of $0.0064 provided a value of $16,500, of which $-0- and $5,380 was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021, of which $20,007 and $-0- was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210, of which $16,920 and $-0- was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the First GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on August 20, 2013 of $0.0013 provided a value of $14,838, of which $-0- and $-0- was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382, of which $324 and $11,760 was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the First Tonaquint Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0047 below the market price on September 10, 2012 of $0.0033 provided a value of $56,900, of which $-0- and $19,472 was amortized during the three months ended March 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on June 12, 2013 of $0.0017 provided a value of $33,000, of which $-0- and $-0- was amortized during the three months ended March 31, 2014 and 2013, respectively.

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

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $18,045 and $-0- was amortized during the three months ended March 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Derivative Liabilities

In accordance with ASC 815-15, the Company determined that the variable conversion feature and shares to be issued with respect to the Magna Group, LLC convertible notes and the convertible debt with IBC Funds, LLC represented embedded derivative features, and these are shown as derivative liabilities on the balance sheet. The Company calculated the fair value of the compound embedded derivatives associated with the convertible debentures utilizing a lattice model.

Magna Group, LLC Convertible Note

On December 31, 2013, we issued to Magna Group, LLC (“First Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $35,028. The note was issued in exchange for two notes totaling $33,000 of principal and $1,028 of accrued interest, along with a $1,000 origination fee, that were acquired from, and assigned by, Star Financial on December 31, 2013. The First Magna Group Note has a maturity date of December 31, 2014, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the First Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were indeterminate and constituted a derivative liability.

On February 4, 2014, we issued to Magna Group, LLC (“Second Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $35,491. The note was issued in exchange for two notes totaling $33,000 of principal and $1,491 of accrued interest, along with a $1,000 origination fee, that were acquired from, and assigned by, Star Financial and Vivienne Passley on February 4, 2014. The Second Magna Group Note has a maturity date of February 4, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the Second Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Company evaluated the Second Magna Group Note and determined that the shares issuable pursuant to the conversion option were indeterminate and constituted a derivative liability.

On February 19, 2014, we issued to Magna Group, LLC (“Third Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $37,700. The note was issued in exchange for a note totaling $32,000 of principal and $5,000 of accrued interest, along with a $700 origination fee, that were acquired from, and assigned by, Star Financial on February 19, 2014. The Third Magna Group Note has a maturity date of February 19, 2015, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the Third Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Third Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Company evaluated the Third Magna Group Note and determined that the shares issuable pursuant to the conversion option were indeterminate and constituted a derivative liability.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

IBC Funds, LLC Convertible Debt

On February 14, 2014, we issued to IBC Funds, LLC (“First IBC Funds Settlement”) a Settlement Agreement in the original principal amount of $314,021. The Settlement was issued in exchange for five claims totaling $314,021, including $259,500 of principal and $28,571 of accrued interest owed to related parties, along with a $25,950 of additional liabilities. The First IBC Funds Settlement has a maturity date of December 31, 2014, and is convertible into our common stock at the Variable Conversion Price of 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. The shares of common stock issuable upon conversion of the First IBC Funds Settlement are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First IBC Funds Settlement is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Company evaluated the First IBC Funds Settlement and determined that the shares issuable pursuant to the conversion option were indeterminate and constituted a derivative liability.

Note 15 – Long Term Debts

Long term debts consist of the following at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
On March 20, 2014, the Company received a loan of $25,000 from BMT Leasing, Inc. (“BMT Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $910, maturing on March 20, 2017. The loan is collateralized with Cynergy’s assetes. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	$23,186	$–

On March 25, 2014, the Company received a loan of $25,000 from Navitas Leasing, Inc. (“Navitas Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $907, maturing on April 1, 2017. The loan is collateralized with Cynergy’s assetes. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	23,180	–

On February 28, 2014, the Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which was adjusted down to $102,000 for excess liabilities acquired during the acquisition of Telecorp Products, Inc. The Note provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.	102,000	–

On November 4, 2013, the Company received net proceeds of $75,381, and a direct payoff of $36,619 on the Rapid Advance Loan listed below, on a loan of $112,000 from CAN Capital Assets Servicing, Inc., (“CAN Capital #4”) bearing an effective interest rate of 53.1%, consisting of 370 daily weekday payments of $552, maturing on November 13, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	75,240	98,984

On November 20, 2013, DeskFlex entered into a $10,550 demand promissory note bearing interest at 10.25%. The promissory note is payable in monthly installments of $1,223 per month, maturing on August 20, 2014 (the “Maturity Date”).	5,961	9,417

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	43,691	47,321

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	30,197	32,025

Can Capital Loan – MS Health:

On June 24, 2013, the Company received a loan of $15,000 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”), which has been renamed to CAN Capital Assets Servicing, Inc (“CAN Capital”) bearing an effective interest rate of 63.9%, consisting of 176 daily weekday payments of $106, maturing on February 19, 2014. The loan is collateralized with MS Health’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On July 7, 2014, we amended this loan agreement to increase the loan balance to $22,025, consisting of additional proceeds of $18,323, a rolled over loan balance of $3,702 to be paid over the restarted one year term of the loan via daily payments of $113.	18,338	4,202

Can Capital Loan – K9 Bytes: On February 20, 2014, the Company received a loan of $22,283 from WebBank, c/o CAN Capital Assets Servicing, Inc (“CAN Capital”) bearing an effective interest rate of 58.7%, consisting of 308 daily weekday payments of $130, maturing on December 25, 2014. The loan is collateralized with K9 Bytes’ receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	20,009	–

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	37,243	41,167

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	34,404	38,361

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	36,137	40,108

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	9,254	10,228

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	68,099	78,603

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	303,189	312,095

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	104,993	94,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	March 31,	December 31,
	2014	2013
Pursuant to an asset purchase agreement entered into on October 26, 2011, the Company granted K9 Bytes, Inc., a Florida corporation, a subordinated secured $30,750 promissory note carrying a 6% interest rate, payable in monthly installments of $333 per month starting in November 2011 and ending on October 26, 2014, at which time the then remaining balance of the promissory note ($23,017, assuming no additional payments other than those scheduled) is due. The promissory note is secured by a secondary lien on all of the assets of Epazz’s subsidiary, K9 Bytes, Inc., an Illinois corporation formed to house the purchased assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	1,544	2,510

Unsecured $50,000 promissory note originated on September 15, 2010 between Intellisys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,329	8,186

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	54,280	60,573

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	132,925	137,087

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	192,086	197,062

Total long term debt	1,324,285	1,211,929
Less: current portion	(470,908)	(354,786)
Long term debt, less current portion	$853,377	$857,143

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $163,322 and $39,894 for the three months ended March 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16 – Derivative Liabilities

As discussed in Note 14 under Convertible Debts, the Company issued convertible debts with variable conversion provisions. The conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $573,338 and $-0- at March 31, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a loss of $793,579 and $-0- for the three months ended March 31, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $793,579 for the three months ended March 31, 2014 consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $43,431 on the convertible debts.

The following presents the derivative liability value by instrument type at March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Convertible notes, Magna Group	$–	$–
Convertible debt, IBC Funds, LLC	573,338	–
	$573,338	$–

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2014 and the years ended December 31, 2013, respectively:

Derivative
Liability
Total
Balance, December 31, 2012	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group	–
Increase in derivative value due to issuances of debt, IBC Funds, LLC	–
Change in fair market value of derivative liabilities due to the mark to market adjustment	–
Debt conversions	–
Balance, December 31, 2013	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group	124,323
Increase in derivative value due to issuances of debt, IBC Funds, LLC	1,134,927
Change in fair market value of derivative liabilities due to the mark to market adjustment	(43,431)
Debt conversions	(642,481)
Balance, March 31, 2014	$573,338

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The expected risk-free interest rate is based on the yield of the 1-year U.S. Treasury note.
•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 8,020,000 trials were necessary to reach the specified level of precision.

Note 17 – Changes in Stockholder’s Equity (Deficit)

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

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 600,000,000 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $568,283 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $345,427 due to the difference in the fair value of the Class A Common Stock exchanged.

On February 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $26,000 short term promissory note. The total fair value of the common stock was $2,385 based on an independent valuation on the date of grant.

On February 21, 2014, the Company issued 10,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $75,000 short term promissory note. The total fair value of the common stock was $9,562 based on an independent valuation on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 22, 2014, the Company issued 15,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $100,000 short term promissory note. The total fair value of the common stock was $14,266 based on an independent valuation on the date of grant.

On March 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $30,000 short term promissory note. The total fair value of the common stock was $2,912 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $127,746 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 200,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, for providing a personal guaranty on an acquisition loan. The total fair value of the common stock was $127,746 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 1,821,052,632 shares, consisting of 1,730,526,316 previously issued and unvested shares of Class A Common Stock and 90,526,316 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,163,162 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $707,025 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 13,669,568 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,731 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $5,307 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 60,000,000 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000,000 shares, consisting of 54,000,000 previously issued and unvested shares of Class A Common Stock and 6,000,000 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $38,324 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $23,295 due to the difference in the fair value of the Class A Common Stock exchanged.

Subscriptions Payable Issued for Shares of Convertible Series C Preferred Stock Granted for Services to Related Parties

On January 15, 2014, the Company granted 5,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $43,000 short term promissory note. The total fair value of the common stock was $6,465 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On February 8, 2014, the Company granted 1,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $13,000 short term promissory note. The total fair value of the common stock was $1,193 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 7, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $22,000 short term promissory note. The total fair value of the common stock was $1,942 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $37,500 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 26, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

On March 28, 2014, the Company granted 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,390 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

Common Stock, Class A

The Company has 9 billion authorized shares of $0.0001 par value Class A Common Stock.

Class A Common Stock Issuances:

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

Convertible Class B Common Stock Issuance for Services

On March 22, 2014, the Company issued 12,500,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing services. The total fair value of the common stock was $44,737 based on the closing price of the Company’s common stock on the date of grant.

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which was subsequently paid on September 11, 2014, with the issuance of 110,000,000 shares of Class A Common Stock in lieu of cash.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 - Subsequent Events

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On April 4, 2014, we closed on a March 13, 2014 Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. The financing agreement has a lien against the software assets of Zinergy.

Zinergy Service Desk Software is very customizable for business processes. Zinergy integrates with just about every other business tool available. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc., Asset Purchase Agreement

On May 9, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $425,000, of which $207,945 was paid at the closing, $7,055 was settled as a result of certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing, as diminished by a credit for Accounts Receivable of $33,705, and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

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

Provided that in no event shall the total amount payable to Jadian Enterprises in connection with the Earn-Out exceed $100,000 per year, or $300,000 in aggregate. Management has determined the probability of having to pay out any of these Earn-Out provisions as Medium and accordingly, has not recorded a contingent liability.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Strand, Inc., Asset Purchase Agreement

On July 31, 2014, one of the Company’s subsidiaries, Telecorp Products, Inc., through a newly-formed wholly-owned Illinois subsidiary, Stratin, Inc. (“Stratin”), closed on an Asset Purchase Agreement (“APA”) with Strand, Inc., an Illinois corporation (“Strand”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Strand’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $185,000, of which $100,000 was paid at the closing, and $85,000 was financed by way of a Convertible Promissory Note (the “Strand Note”). The terms of the Strand Note include interest at 6% per annum, no payments of either principal or interest for thirty (30) days after Closing and monthly principal and interest payments of $2,586 commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after one (1) year. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater. The Strand Note is secured by a lien on the assets of Strand. We did not purchase and Strand agreed to retain and be responsible for any and all liabilities of Strand. We did not purchase and Strand agreed to retain and be responsible for any and all liabilities of Strand.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the three months ended
	March 31,
	2014	2013
Revenue:	$487,615	$580,083

Expenses:
Operating expenses	2,915,778	818,306

Net operating loss	(2,428,163)	(238,223)

Other income (expense)	(1,313,019)	(206,558)

Net loss	$(3,741,182)	$(444,781)

Weighted average number of common shares Outstanding – basic and fully diluted	3,615,727,230	1,283,603,738

Net loss per share – basic and fully diluted	$(0.00)	$(0.00)

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.

Originated May 7, 2014, a $150,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carries a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.

Debt Financing, Related Parties, Star Financial Corporation

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 3,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 3,250,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 2,125,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

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

Issuances of Series C Preferred Stock Granted for Services to Related Parties on Subscriptions Payable

On July 7, 2014 the Company issued 5,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on January 15, 2014 in consideration for a $43,000 short term promissory note. The total fair value of the common stock was $6,465 based on an independent valuation on the date of grant.

On July 7, 2014 the Company issued 1,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on February 8, 2014 in consideration for a $13,000 short term promissory note. The total fair value of the common stock was $1,193 based on an independent valuation on the date of grant.

On July 7, 2014 the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on March 7, 2014 in consideration for a $22,000 short term promissory note. The total fair value of the common stock was $1,942 based on an independent valuation on the date of grant.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 7, 2014 the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on March 26, 2014 in consideration for a $37,500 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant.

On July 7, 2014 the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on March 26, 2014 in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant.

On July 7, 2014 the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on March 28, 2014 in consideration for a $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant.

On July 7, 2014 the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on March 28, 2014 in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant.

Issuances of Class A Common Stock Granted for Services

On July 30, 2014 the Company issued 277,777,778 shares of Class A Common Stock to Wellington Shields Holdings, LLC, as a fee for closing on an acquisition. The total fair value of the common stock was $55,556 based on the closing price of the Company’s common stock on the date of grant.

Issuances of Class A Common Stock Granted for Services to Related Parties on Subscriptions Payable

On August 29, 2014 the Company issued 3,500,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on April 23, 2014 in consideration for a $35,000 short term promissory note. The total fair value of the common stock was $1,050 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 10,000,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on April 24, 2014 in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 10,000,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on May 7, 2014 in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 3,250,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on May 28, 2014 in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 2,125,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on June 12, 2014 in consideration for a $5,000 short term promissory note. The total fair value of the common stock was $213 based on the closing price of the Company’s common stock on the date of grant.

Issuance of Dividends Paid via Class A Common Stock in Lieu of Cash

On September 11, 2014 the Company issued a total of 110,000,000 shares of Class A Common Stock amongst three related party Convertible Series B Preferred Stockholders pursuant to a dividend payable of $11,000 that was earned at a rate of 1.5% of the Company’s revenues for the 2013 calendar year. The total fair value of the common stock was $55,556 based on the closing price of the Company’s common stock on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2014. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRM”), AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”), TELECORP PRODUCTS, INC., A MICHIGAN CORPORATION (“TELECORP”), JADIAN, INC., AN ILLINOIS CORPORATION (“JADIAN”), STRAND, INC., AN ILLINOIS CORPORATION (“STRAND”) AND FLEXFRIDGE, INC., AN ILLINOIS CORPORATION (“FLEXFRIDGE”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Telecorp Products, Inc.

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $302,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $102,000 (the “Telecorp Note”), as adjusted from an original $120,000 by $18,000 of liabilities acquired in excess of the agreed upon limit of $50,000 of liabilities, which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. A total of $68,000 of liabilities was actually acquired, and the resulting $18,000 of excess liabilities was credited as payment against the Telecorp Note. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

Telecorp developed and sells software to effectively operate contact centers. Telecorp’s solutions work with equipment from the giants of the computer telephony industry, such as Avaya, Cisco and Nortel Networks. In connection with the Stock Purchase Agreement, the shareholders of Telecorp and the Company entered into a Non-Disclosure/Non-Compete Agreement, pursuant to which the shareholders of Telecorp and the Company, each agreed to not for a period of one (1) year, communicate or divulge to, or use for the benefit of itself or any other person, firm, association or corporation, any information in any way relating to the Proprietary Property, in competition with the business of the Company, and pursuant to the agreement, the shareholders of Telecorp agreed not to compete against the Company for one (1) year from the closing of the acquisition.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $428,577 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On April 4, 2014, we closed on a March 13, 2014 Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. The Financing agreement has a lien against the software assets of Zinergy.

Zinergy Service Desk Software is very customizable for business processes. Zinergy integrates with just about every other business tool available. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc.

On May 9, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $425,000, of which $207,945 was paid at the closing, $7,055 was settled as a result of certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing, as diminished by a credit for Accounts Receivable of $33,705, and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

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

Provided that in no event shall the total amount payable to Jadian Enterprises in connection with the Earn-Out exceed $100,000 per year, or $300,000 in aggregate. Management has determined the probability of having to pay out any of these Earn-Out provisions as Medium and accordingly, has not recorded a contingent liability.

Jadian sells Enterprise Quality Manager (EQ/M) software. EQ/M is a web-based solution with remote tools that enables enforcement bodies to electronically manage compliance, audit, inspection, work order, and licensing/certification/permits, and enforcement activities. The first version of the software was written in 1990 to help manage the activities related to auditing and corrective actions. The software is now in its third generation, with the current Microsoft .NET™ version released commercially in 2003.

FlexFridge, Inc.

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

PLAN OF OPERATION

During the next twelve months, we plan to integrate our recent acquisitions, including Zinergy, Telecorp, Jadian and Strand, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages. In addition, we plan to develop our Project Flex product, which consists of a patent pending foldable mini-fridge that has yet to be developed, and continue to pursue growth through additional acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2013:

	For the Three Months Ended
	March 31,		Increase /
	2014	2013	(Decrease)
Revenues	$252,552	$208,010	$44,542

General and Administrative	291,693	121,231	170,462
Salaries and Wages	2,336,497	216,153	2,120,344
Depreciation and Amortization	46,157	76,775	(30,618)
Bad Debts (Recoveries)	(12)	(8,785)	8,773

Total Operating Expenses	2,674,335	405,374	2,268,961

Net Operating Loss	(2,421,783)	(197,364)	2,224,419

Total Other Income (Expense)	(1,309,590)	(201,207)	1,180,383

Net Loss	$(3,731,373)	$(398,571)	$3,332,802

Revenues:

For the three months ended March 31, 2014 we had revenue of $252,552 compared to revenue of $208,010 for the three months ended March 31, 2013, an increase of $44,542, or 21% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses increased by $170,462, or 141% to $291,693 for the three months ended March 31, 2014 compared to general and administrative expense of $121,231 for the three months ended March 31, 2013. The increase in general and administrative expense is due primarily to increased public relations fees and general increases due to the acquisition of subsidiaries incurred during the three months ending March 31, 2014 that weren’t incurred during the three months ending March 31, 2013.

Salaries and Wages:

Salaries and wages increased by $2,120,344, or 981% to $2,336,497 for the three months ended March 31, 2014 compared to salaries and wages of $216,153 for the three months ended March 31, 2013. The increase in salaries and wages is due primarily to the stock based compensation of $2,187,923, which was comprised of $1,897,189 of share based compensation related to the accelerated vesting of Class A Common shares and subsequent exchange and issuance of 2,621,052,632 shares of Series C Convertible Preferred stock granted to Shaun Passley, CEO, as well as, the accelerated vesting of Class A Common shares and subsequent exchange and issuance of 73,669,568 shares of Series C Convertible Preferred stock amongst related parties, L&F Lawn Services and Craig Passley valued at $28,602, the issuance of 400,000,000 shares of Series C Convertible Preferred stock valued at a total of $255,492 amongst related parties, GG Mars Capital and Star Financial, in addition to the fair value of $6,640 pursuant to an amendment to increase the Class B Common voting rights from 2,000:1 to 10,000:1 during the three months ended March 31, 2014, compared to stock based compensation of $91,500 pursuant to the issuance of a total of 66,500,000 shares of Class A Common Stock granted amongst Shaun Passley, CEO, Craig Passley, Corporate Secretary and Vivienne Passley during the three months ended March 31, 2013.

Depreciation and Amortization:

We had depreciation and amortization expense of $46,156 for the three months ended March 31, 2014 as compared to $76,775 for the three months ended March 31, 2013, a decrease of $30,619, or 40% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2013 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $12 for the three months ended March 31, 2014 as compared to bad debts (recoveries) of $8,785 for the three months ended March 31, 2013, a decrease in bad debts (recoveries) of $8,773, or 99% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables.

Net Operating Loss:

Total operating expenses for the three months ended March 31, 2014 were $2,674,335, compared to $405,374 for the three months ended March 31, 2013, an increase of $2,268,961, or 560% from the comparative period. We had net operating losses of $2,421,783, compared to $197,364 for the three months ended March 31, 2013, an increase of $2,224,419, or 1,127% from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties.

Other Income (Expense):

Interest expense was $516,065 for the three months ended March 31, 2014 compared to $119,415 for the three months ended March 31, 2013, an increase of $396,650, or 332% from the comparative period. Interest expense increased primarily due to significant increased borrowings since the three months ended March 31, 2013.

Loss on debt modifications, related parties was $-0- for the three months ended March 31, 2014 compared to $81,792 for the three months ended March 31, 2013, a decrease of $81,792 from the comparative period. The prior period loss on debt modification was due to an amended convertible promissory note with Star Financial Corporation, which at the time of modification carried a balance of $190,849. We amended the convertible promissory note to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792.

Change in derivative liabilities was a loss of $793,579 for the three months ended March 31, 2014 compared to $-0- for the three months ended March 31, 2013, an increase of $793,579 from the comparative period. The current period loss on derivative liabilities consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $43,431 on the convertible debts.

Net Loss:

We had a net loss of $3,731,373 for the three months ended March 31, 2014 compared to a net loss of $398,571 for the three months ended March 31, 2013, resulting in an increased net loss of $3,332,802, or 836% from the comparative period. The increased net loss was primarily due the increase in stock based compensation to related parties and interest expense incurred with increased borrowings, along with a $793,579 loss attributable to the change in derivative liabilities incurred during the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2014 compared to December 31, 2013.

	March 31,	December 31,
	2014	2013
Total Assets	$1,510,948	$1,082,961

Total Liabilities	$3,515,780	$2,607,576

Accumulated (Deficit)	$(11,233,367)	$(7,501,994)

Stockholders’ Equity (Deficit)	$(2,004,832)	$(1,524,615)

Working Capital (Deficit)	$(2,376,517)	$(1,283,338)

We had total current assets of $281,404 as of March 31, 2014, consisting of cash of $104,537, net accounts receivable of $34,312, and other current assets of $142,555.

We had non-current assets of $1,229,544 as of March 31, 2014, consisting of $103,563 of property and equipment, net, including accumulated depreciation and amortization of $94,004, intangible assets of $441,944, net, including $349,936 of accumulated amortization and goodwill of $684,037 related to the purchase of our subsidiaries.

We had total current liabilities of $2,657,921 as of March 31, 2014, consisting of $11,000 of dividends payable in stock or cash at the election of management, $371,806 of accounts payable and accrued expenses, $458,243 of deferred revenues, current portion of outstanding balances on lines of credit of $90,662, current portion of capitalized leases in the amount of $7,239, current maturities of notes payable, related parties of $568,118, current maturities on convertible debts of $106,607, net of discounts of $179,888, current maturities on long term debts in the amount of $470,908 and derivative liabilities of $573,338.

We had negative working capital of $2,376,517 and a total accumulated deficit of $11,233,367 as of March 31, 2014.

We had total liabilities of $3,515,780 as of March 31, 2014, which included total current liabilities of $2,657,921, long-term portion of capitalized leases of $4,481 and long-term debts of $853,378, net of current portion.

We had net cash used in operating activities of $168,186 for the three months ended March 31, 2014, which was primarily due to our net loss of $3,731,373 after adjustments for non-cash operating expenses, a decrease of $9,052 in accounts receivable, an increase of $246 of other current assets, and an increase of $60,936 in accounts payable and accrued expenses, and a decrease of $25,903 in deferred revenues.

We had $201,475 of net cash used in investing activities for the three months ended March 31, 2014, which consisted of $2,211 of cash paid for the purchase of equipment, $200,000 paid for the acquisition of subsidiaries, offset by $736 received in cash with the merger.

We had $265,631 of net cash provided by financing activities during the three months ended March 31, 2014, which represented proceeds from notes payable, related parties of $323,314, and proceeds from notes payable of $93,268, repayments on notes payable, related parties of $54,879, repayments on notes payable of $90,371 and principal payments on capital leases of $5,701.

Declaration of Dividends

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which was subsequently paid with the issuance of 110,000,000 shares of Class A Common Stock in lieu of cash.

Recent Financing Activities

First quarter of 2014:

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.

Debt Financing, Related Parties, Star Financial Corporation

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

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

Second quarter of 2014:

Debt Financing, Related Parties, GG Mars Capital, Inc.

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.

Originated May 7, 2014, a $150,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.

Debt Financing, Related Parties, Star Financial Corporation

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 3,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 3,250,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 2,125,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.

Recent Debt Conversions

First quarter of 2014:

On various dates between January 7, 2014 and March 27, 2014, we issued a total of 2,097,657,143 shares of common stock pursuant to debt conversions of a total of $387,212 of principal and $2,120 of accrued interest.

Second quarter of 2014:

On various dates between April 2, 2014 and May 6, 2014, we issued a total of 1,721,023,600 shares of common stock pursuant to debt conversions of a total of $262,595 of principal and $13,485 of accrued interest.

A total of $74,900 of convertible debentures remain outstanding as of the date of this filing, and are convertible at various hypothetical prices discounted to market as depicted in the table below:

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.0006 per share
	Conversion	Principal	100%	75%	50%	25%
Lender / Origination	Terms	Borrowed	$0.0006	$0.0005	$0.0003	$0.0002

JMJ Financial (Second JMJ Note) November 13, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater.	$33,000	330,000,000	440,000,000	660,000,000	1,320,000,000

St. George Investments, Inc. (First St. George Note) September 5, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater.	$41,900	419,000,000	558,666,667	838,000,000	1,676,000,000

		$74,900	749,000,000	998,666,667	1,498,000,000	2,996,000,000

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2014:

Equity Issuances to IBC Funds, LLC Pursuant to Section 3(a)(10) of the Securities Act of 1933, as Amended

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

The Company claims an exemption from registration afforded by Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”), for the above conversions, as the securities were exchanged by the Company in exchange for securities, claims, or property interests, and not for cash and Section 4(2) of the Act for the issuances as the issuances did not involve a public offering, the recipients took the securities for investment and not resale, the Company took appropriate measures to restrict transfer, and the recipients are (a) “accredited investors”; or (b) have access to similar documentation and information as would be required in a Registration Statement under.

Debt Conversion Issuances

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

An unsecured convertible promissory note with $41,900 outstanding, which carries an 8% interest rate (“First St. George Note”) that matured on May 30, 2014, is currently in default. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares.

An unsecured $33,000 convertible promissory note originated on November 13, 2013, which carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014, is in default due to our inability to file our quarterly reports timely. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

A total of $827,118 of related party debts with similar terms are currently in default. All of the notes carry a default interest rate of 20% per annum. In addition, the short term notes carry a total of $116,500 as liquidated damages in the event of default.

ITEM 4. MINE SAFETY DISCLOSURES.

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

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

EPAZZ, INC.

DATED: September 24, 2014	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

