Form 10-Q/A
period 2014-06-30
Epazz Inc
filed 2014-10-02
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1 to

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q of Epazz, Inc., for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on October 2, 2014 (the “Form 10-Q”), is being filed solely to file Exhibit 10.47. This Amendment No. 1 does not affect any other portion of the Form 10-Q as originally filed.

1

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
3.10	Articles of Amendment, January 14, 2014		10-Q	06/30/14	X	10/02/14
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.		10-Q	03/31/13	X	06/14/13
10.2	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company		10-Q	03/31/13	X	06/14/13
10.3	Promissory Note with Star Financial Corporation, April 1, 2013		10-Q	06/30/13	X	08/19/13
10.4	Promissory Note with Star Financial Corporation, April 12, 2013		10-Q	06/30/13	X	08/19/13
10.5	Promissory Note with Star Financial Corporation, May 16, 2013		10-Q	06/30/13	X	08/19/13
10.6	Promissory Note with Star Financial Corporation, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.7	First JMJ Financial Convertible Promissory Note, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.8	Software Finance Agreement with CIT Finance, LLC, May 1, 2013		10-Q	06/30/13	X	08/19/13
10.9	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013		10-Q	06/30/13	X	08/19/13
10.10	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013		10-Q	06/30/13	X	08/19/13
10.11	Business Loan Agreement with WebBank, June 19, 2013		10-Q	06/30/13	X	08/19/13
10.12	First Amendment to Executive Employment Agreement, August 16, 2013		10-Q	06/30/13	X	08/19/13
10.13	Promissory Note with Vivienne Passley, July 19, 2013		10-Q	09/30/13	X	11/19/13
10.14	Promissory Note with Vivienne Passley, August 12, 2013		10-Q	09/30/13	X	11/19/13
10.15	Promissory Note with Star Financial Corporation, July 31, 2013		10-Q	09/30/13	X	11/19/13
10.16	Promissory Note with Star Financial Corporation, August 2, 2013		10-Q	09/30/13	X	11/19/13
10.17	Promissory Note with Star Financial Corporation, August 7, 2013		10-Q	09/30/13	X	11/19/13
10.18	Promissory Note with Star Financial Corporation, August 27, 2013		10-Q	09/30/13	X	11/19/13
10.19	Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.20	Promissory Note with GG Mars Capital, Inc., September 7, 2013		10-Q	09/30/13	X	11/19/13
10.21	Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.22	Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013		10-Q	09/30/13	X	11/19/13
10.23	Convertible Promissory Note with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.24	Note Purchase Agreement with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.25	Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.26	Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.27	Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.28	Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.29	Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.30	Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.31	Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013		10-Q	09/30/13	X	11/19/13

61

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.32	Stock Purchase Agreement (Telecorp Acquisition), February 28, 2014		10-Q	06/30/14	X	10/02/14
10.33	Closing Statement (Telecorp Acquisition), February 28, 2014		10-Q	06/30/14	X	10/02/14
10.34	Non-Disclosure/Non-Compete Agreement (Telecorp Acquisition), February 28, 2014		10-Q	06/30/14	X	10/02/14
10.35	Share Pledge Agreement (Telecorp Acquisition), February 28, 2014		10-Q	06/30/14	X	10/02/14
10.36	Seller Financed Promissory Note (Telecorp Acquisition), February 28, 2014		10-Q	06/30/14	X	10/02/14
10.37	Asset Purchase Agreement (Cynergy Acquisition), April 4, 2014		10-Q	06/30/14	X	10/02/14
10.38	Bill of Sale (Cynergy Acquisition) , April 4, 2014		10-Q	06/30/14	X	10/02/14
10.39	Asset Purchase Agreement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.40	Bill of Sale (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.41	Closing Statement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.42	Security Agreement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.43	Consulting Agreement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.44	Employment Agreement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.45	Guaranty Agreement (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.46	Seller Financed Promissory Note (Jadian Acquisition), May 9, 2014		10-Q	06/30/14	X	10/02/14
10.47	Asset Purchase Agreement (Strand Acquisition), July 31, 2014	X			X	10/02/14
10.48	Bill of Sale (Strand Acquisition), July 31, 2014		10-Q	06/30/14	X	10/02/14
10.49	Guaranty Agreement (Strand Acquisition), July 31, 2014		10-Q	06/30/14	X	10/02/14
10.50	Seller Financed Promissory Note (Strand Acquisition), July 31, 2014		10-Q	06/30/14	X	10/02/14
10.51	Stock Exchange Agreement (S. Passley), January 17, 2014		10-Q	06/30/14	X	10/02/14
10.52	Stock Exchange Agreement (S. Passley), March 22, 2014		10-Q	06/30/14	X	10/02/14
10.53	Stock Exchange Agreement (C. Passley), March 22, 2014		10-Q	06/30/14	X	10/02/14
10.54	Stock Exchange Agreement (L&F Lawn Services, Inc.), March 22, 2014		10-Q	06/30/14	X	10/02/14
10.55	Convertible Promissory Note (Magna Group, LLC), February 4, 2014		10-Q	06/30/14	X	10/02/14
10.56	Convertible Promissory Note (Magna Group, LLC), February 19, 2014		10-Q	06/30/14	X	10/02/14
10.57	Convertible Promissory Note (V. Passley), April 2, 2014		10-Q	06/30/14	X	10/02/14
10.58	Settlement Agreement and Stipulation Pursuant to Section 3(a)(10) (IBC Funds, LLC), February 12, 2014		10-Q	06/30/14	X	10/02/14
10.59	Order Granting Approval of Settlement Agreement and Stipulation (IBC Funds, LLC), February 14, 2014		10-Q	06/30/14	X	10/02/14
10.60	Convertible Promissory Note Default Notice (St. George Investments, LLC), September 24, 2014		10-Q	06/30/14	X	10/02/14
21.1	Subsidiaries		10-Q	06/30/14	X	10/02/14
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document		10-Q	06/30/14		10/02/14
101.SCH	XBRL Schema Document		10-Q	06/30/14		10/02/14
101.CAL	XBRL Calculation Linkbase Document		10-Q	06/30/14		10/02/14
101.DEF	XBRL Definition Linkbase Document		10-Q	06/30/14		10/02/14
101.LAB	XBRL Labels Linkbase Document		10-Q	06/30/14		10/02/14
101.PRE	XBRL Presentation Linkbase Document		10-Q	06/30/14		10/02/14

62

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: October 2, 2014	By: /s/ Shaun Passley
Shaun Passley
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

63