Form 10-Q
period 2014-09-30
Epazz Inc
filed 2014-11-24
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of November 19, 2014, was 34,059,195 shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended September 30, 2014

PART II – OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
Assets	(Unaudited)
Current assets:
Cash	$71,963	$208,567
Accounts receivable, net	256,617	25,248
Other current assets	131,392	106,114
Total current assets	459,972	339,929

Property and equipment, net	115,470	113,410
Intangible assets, net	451,391	374,162
Goodwill	1,355,361	255,460

Total assets	$2,382,194	$1,082,961

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$–	$11,000
Accounts payable	339,540	258,163
Accrued expenses	213,022	45,298
Accrued expenses, related parties	–	28,741
Deferred revenue	592,408	322,130
Lines of credit	83,260	73,232
Current maturities of capital lease obligations payable	7,031	17,421
Current maturities of notes payable, related parties ($841,618 currently in default)	1,186,618	397,368
Convertible debts, net of discounts of $0 and $105,300, respectively ($119,275 currently in default)	152,275	115,128
Current maturities of long term debts	809,177	354,786
Total current liabilities	3,383,331	1,623,267

Notes payable, related parties	–	85,000
Convertible debts, net of discounts of $-0- and $4,283, respectively	–	42,166
Long term debts, net of current maturities	911,467	857,143
Total liabilities	4,294,798	2,607,576

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,943,722,200 shares issued and outstanding	294,372	–
Common stock, Class A, $0.0001 par value, 9,000,000,000 shares authorized, 7,213,383,508 and 3,468,358,708 shares issued and outstanding, respectively	721,338	346,836
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 23,000,000 and 10,500,000 shares issued and outstanding, respectively	2,300	1,050
Additional paid in capital	9,290,110	6,429,493
Stockholders' payable, consisting of 19,000,000 shares of Series C Convertible Preferred Stock and 28,875,000 shares of Class A Common Stock	–	–
Stockholders' receivable, consisting of -0- and 20,000,000 shares of Class A Common Stock, respectively	–	(800,000)
Accumulated deficit	(12,220,724)	(7,501,994)
Total stockholders' equity (deficit)	(1,912,604)	(1,524,615)

Total liabilities and stockholders' equity (deficit)	$2,382,194	$1,082,961

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

Revenue	$361,150	$156,750	$941,227	$643,879

Expenses:
General and administrative	113,308	231,705	683,447	519,339
Salaries and wages	209,667	303,716	2,654,666	2,074,950
Depreciation and amortization	55,156	60,682	152,711	204,842
Bad debts (recoveries)	30,813	5,407	25,551	(3,333)
Total operating expenses	408,944	601,510	3,516,375	2,795,798

Net operating loss	(47,794)	(444,760)	(2,575,148)	(2,151,919)

Other income (expense):
Interest income	–	–	55	–
Interest expense	(194,583)	(140,705)	(1,212,360)	(403,663)
Loss on debt modifications, related parties	–	–	(172,864)	(96,032)
Other Income / (Expense)	19,251	–	19,251	–
Change in derivative liabilities	–	–	(777,664)	–
Total other income (expense)	(175,332)	(140,705)	(2,143,582)	(499,695)

Net loss	$(223,126)	$(585,465)	$(4,718,730)	$(2,651,614)

Weighted average number of common shares outstanding - basic and fully diluted	7,052,068,854	3,319,614,527	5,563,139,967	2,223,857,269

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months
	Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(4,718,730)	$(2,651,614)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	25,551	(3,333)
Depreciation and amortization	41,452	74,548
Amortization of intangible assets	111,259	130,294
Amortization of deferred financing costs	317,789	35,035
Amortization of discounts on convertible debts	495,683	197,156
Loss on debt modifications, related parties	172,864	96,032
Loss on default provisions of convertible debt	77,375	–
Change in fair market value of derivative liabilities	777,664	–
Stock based compensation issued for services	93,056	–
Stock based compensation issued for services, related parties	2,243,402	1,713,150
Decrease (increase) in assets:
Accounts receivable	1,130	26,347
Other current assets	48,035	(4,884)
Increase (decrease) in liabilities:
Accounts payable	(395,307)	32,176
Accrued expenses	81,049	–
Accrued expenses, related parties	57,450	20,224
Deferred revenues	270,277	(68,940)
Net cash provided by (used in) operating activities	(300,001)	(403,809)

Cash flows from investing activities
Cash acquired in merger	736	–
Purchase of equipment	(43,512)	(2,376)
Acquisition of subsidiaries	(582,945)	–
Net cash used in investing activities	(625,721)	(2,376)

Cash flows from financing activities
Payments on capital lease obligations payable	(10,392)	(16,308)
Proceeds from notes payable, related parties	774,524	427,950
Repayment of notes payable, related parties	(82,879)	(119,167)
Proceeds from convertible notes	–	170,000
Repayment of convertible notes	(1,500)	(60,500)
Proceeds from long term debts	582,206	273,935
Repayment of long term debts	(472,841)	(272,741)
Net cash provided by financing activities	789,118	403,169

Net increase (decrease) in cash	(136,604)	(3,016)
Cash - beginning	208,567	46,101
Cash - ending	$71,963	$43,085

Supplemental disclosures:
Interest paid	$187,563	$156,847
Income taxes paid	–	–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$611,988	$–
Value of shares issued for conversion of debt	$533,360	$155,823
Value of shares issued for conversion of debt, related parties	$112,183	$173,477
Shares issued for dividend payable	$11,000	$–
Discount on derivatives	$422,240	$150,624
Beneficial conversion feature	$35,028	$–
Deferred financing costs	$391,102	$78,076
Value of derivative adjustment due to debt conversions	$1,199,904	$–
Dividends payable declared	$–	$18,000

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran
Telecorp Products, Inc.	Michigan	Subsidiary	Telecorp
Jadian, Inc.	Illinois	Subsidiary	Jadian
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge
Strantin, Inc.	Illinois	Subsidiary	Strand

______________

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

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health, Terran, Telecorp, Jadian, FlexFridge and Strantin will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $111,259 and $130,294 for the nine months ended September 30, 2014 and 2013, respectively.

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

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the nine months ending September 30, 2014 and 2013.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $2,243,402 and $1,713,150 for the nine months ended September 30, 2014 and 2013, respectively.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $12,220,724, and as of September 30, 2014, the Company’s current liabilities exceeded its current assets by $3,383,331 and its total liabilities exceeded its total assets by $1,912,604. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4 – Mergers and Acquisitions

Strand, Inc., Asset Purchase Agreement

On July 31, 2014, one of the Company’s subsidiaries, Telecorp Products, Inc., through a newly-formed wholly-owned Illinois subsidiary, Strantin, Inc. (“Strantin”), closed on an Asset Purchase Agreement (“APA”) with Strand, Inc., an Illinois corporation (“Strand”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Strand’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $185,000, of which $100,000 was paid at the closing, and $85,000 was financed by way of a Convertible Promissory Note (the “Strand Note”). The terms of the Strand Note include interest at 6% per annum, no payments of either principal or interest for thirty (30) days after Closing and monthly principal and interest payments of $2,586 commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after one (1) year. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater. The Strand Note is secured by a lien on the assets of Strand. We did not purchase and Strand agreed to retain and be responsible for any and all liabilities of Strand. We did not purchase and Strand agreed to retain and be responsible for any and all liabilities of Strand.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $399,865 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July,
2014
Consideration:
Cash paid at, and prior to, closing	$100,000
Seller financed note payable(1)(2)	85,000
185,000
Fair value of identifiable liabilities acquired:
Deferred revenue	36,638
Fair value of total consideration exchanged	$221,638

Fair value of identifiable assets acquired assumed:
Software	$9,447
Trade name	5,870
Goodwill	206,321
Total fair value of assets assumed	221,638
Consideration paid in excess of fair value (Goodwill)(3)	$–

______________

(1) Consideration included an unsecured $85,000 seller financed note payable (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,585.86 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 31, 2015.

(2) The fair value of the seller financed note in excess of the $85,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(3) The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management believes the product line of Strand, software and other assets acquired will enable the Company to enhance their business model and strengthen its future cash flows to fund operations and take advantage of additional growth opportunities.

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the nine months ended September 30,
	2014	2013
Revenue:	$1,039,287	$990,049

Expenses:
Operating expenses	3,620,536	2,687,554

Net operating income (loss)	(2,581,249)	(1,697,505)

Other income (expense)	(2,141,440)	(366,946)

Net income (loss)	$(4,472,880)	$(2,064,451)

Weighted average number of common shares outstanding – basic and fully diluted	5,563,139,967	1,666,897,778

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

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

______________

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

 ______________

(1) Consideration included an unsecured $210,000 seller financed note payable (“Jadian Note”), which bears interest at 6% per annum until the maturity date of May 9, 2017, and provides for equal monthly principal and interest payments of $6,389 commencing on June 1, 2014. The Jadian Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at May 9, 2017. The interest rate shall be 8% per annum with an additional 5% late payment fee upon default.

(2) The fair value of the seller financed note in excess of the $210,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(3) The Company agreed to adjust the purchase price in connection with the Closing by paying an additional $33,705 for the accounts receivable acquired, less $40,760 attributable to deferred revenues recognized on previously collected sales for which services are still pending. The net total of $7,055 was credited as payment at the Closing.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the nine months ended September 30,
	2014	2013
Revenue:	$1,112,167	$1,274,813

Expenses:
Operating expenses	3,658,633	2,941,345

Net operating income (loss)	(2,546,466)	(1,666,532)

Other income (expense)	(2,153,780)	(368,430)

Net income (loss)	$(4,700,246)	$(2,034,962)

Weighted average number of common shares outstanding – basic and fully diluted	4,783,826,881	1,666,897,778

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

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

 ______________

(1) Consideration included an unsecured $120,000 seller financed note payable (“Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

(2) The fair value of the seller financed note in excess of the $102,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.

(3) The Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. A total of $68,000 of liabilities was actually acquired, and the resulting $18,000 of excess liabilities was credited as payment against the Telecorp Note.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined pro Forma:
	For the nine months ended September 30,
	2014	2013
Revenue:	$1,029,930	$1,311,150

Expenses:
Operating expenses	3,615,415	2,883,930

Net operating income (loss)	(2,585,485)	(1,572,780)

Other income (expense)	(2,228,419)	(367,836)

Net income (loss)	$(4,813,904)	$(1,940,616)

Weighted average number of common shares outstanding – basic and fully diluted	5,563,139,967	1,666,897,778

Net income (loss) per share – basic and fully diluted	$(0.00)	$(0.00)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5 – Related Parties

Debt Financings

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 13 below.

In addition to the debts disclosed in Note 13, we had a convertible note with a related party that is disclosed in Note 14 as follows:

	September 30, 2014	December 31, 2013
Originated April 2, 2014, an unsecured $51,000 convertible promissory note, carried a 15% interest rate, matured on August 1, 2014, (“First Vivienne Passley Note”) owed to Vivienne Passley, a related party. The convertible promissory note was issued in exchange for a promissory note originally issued on August 12, 2013 to the same debt holder, which did not carry conversion terms. The principal and accrued interest was convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.0001 per share. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt modification resulted in a loss on debt modifications, related party of $172,864. The assigned principal of $51,000, interest of $4,933 and liquidated damages incurred prior to assignment of $2,500 was subsequently converted to a total of 584,333,745 shares of common stock over various dates from April 2, 2014 to June 17, 2014 in complete satisfaction of the debt.	$–	$–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to the final debt conversion on May 22, 2014.	–	46,449

Total convertible debts, related parties	–	46,449
Less: unamortized discount on beneficial conversion feature	–	(5,653)
Convertible debts	–	40,796
Less: current maturities of convertible debts, related parties included in convertible debts	–	–
Long term convertible debts, related parties included in convertible debts	$–	$40,796

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

On July 7, 2014 the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on March 28, 2014 in consideration for an $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant.

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

Issuance of Dividends Paid via Class A Common Stock in Lieu of Cash

On September 11, 2014 the Company issued a total of 110,000,000 shares of Class A Common Stock amongst three related party Convertible Series B Preferred Stockholders pursuant to a dividend payable of $11,000 that was earned at a rate of 1.5% of the Company’s revenues for the 2013 calendar year. The total fair value of the common stock was $11,000 based on the closing price of the Company’s common stock on the date of grant.

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

On March 28, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for an $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of September 30, 2014 and December 31, 2013:

	Fair Value Measurements at September 30, 2014
	Level 1	Level 2	Level 3
Assets
Cash	$71,963	$–	$–
Intangible assets	–	–	451,391
Goodwill	–	–	1,355,361
Total assets	71,963	–	1,806,752
Liabilities
Lines of credit	–	83,260	–
Capital leases	–	7,031	–
Notes payable, related parties	–	1,186,618	–
Convertible debts, net of discount of $0.00	–	152,275	–
Long term debts, including current maturities	–	911,467	–
Total Liabilities	–	2,340,651	–
	$71,963	$(2,340,651)	$1,806,752

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 3
Assets
Cash	$208,567	$–	$–
Intangible assets	–	–	374,162
Goodwill	–	–	255,460
Total assets	208,567	–	629,622
Liabilities
Lines of credit	–	73,232	–
Capital leases	–	17,421	–
Long term debts	–	1,211,929	–
Notes payable, related parties	–	482,368	–
Convertible debts, net of discount of $109,583	–	157,294	–
Total Liabilities	–	1,942,244	–
	$208,567	$(1,942,244)	$629,622

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the nine months ended September 30, 2014 and the year ended December 31, 2013.

Level 2 liabilities consist of various debt arrangements, and Level 3 assets consist of intangible assets and goodwill. Fair value adjustments related to the measurement of intangible assets of $-0- and $276,282 were necessary during the nine months ended September 30, 2014 and December 31, 2013, respectively.

Note 7 – Other Current Assets

As of September 30, 2014 and December 31, 2013, other current assets included the following:

	September 30,	December 31,
	2014	2013
Deferred financing costs	$118,299	$44,986
Other receivable	3,215	51,250
Security deposits	9,878	9,878
	$131,392	$106,114

The Company recognized $317,789 and $35,035 of amortization expense related to the deferred financing costs during the nine months ended September 30, 2014 and 2013, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Furniture and fixtures	$23,279	$2,187
Computers and equipment	182,074	325,105
Software	15,660	67,986
Assets held under capital leases	17,855	134,800
	238,868	530,078
Less accumulated depreciation and amortization	(123,398)	(416,668)
	$115,470	$113,410

Depreciation expense totaled $41,452 and $74,548 for the nine months ended September 30, 2014 and 2013, respectively.

A total of $334,722 of fully depreciated assets no longer in service was disposed of on March 31, 2014. No proceeds were received on disposal, resulting in no gain or loss on disposal during the nine months ending September 30, 2014.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9 – Intangible Assets

Intangible assets consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	Useful	September 30,	December 31,
Description	Life	2014	2013
Technology-based intangible assets - IntelliSys	5 Years	$200,000	$200,000
Technology-based intangible assets - K9 Bytes	5 Years	42,000	42,000
Technology-based intangible assets – MS Health	5 Years	124,000	124,000
Technology-based intangible assets – Telecorp	5 Years	72,490	–
Technology-based intangible assets – Cynergy	5 Years	8,035	–
Technology-based intangible assets – Jadian	5 Years	37,180	–
Technology-based intangible assets – Strantin	5 Years	9,447	–
Contracts – MS Health	6 Years	258,000	258,000
Trade name - K9 Bytes	5 Years	22,000	22,000
Trade name - Telecorp	5 Years	29,390	–
Trade name - Cynergy	5 Years	1,826	–
Trade name - Jadian	5 Years	24,941	–
Trade name - Strand	5 Years	5,870
Other intangible assets – MS Health	2 Years	18,000	18,000
Other intangible assets - K9 Bytes	2 Years	26,000	26,000
Other intangible assets – Telecorp	2 Years	13,750	–
Other intangible assets - Jadian	2 Years	15,417	–
Total intangible assets		879,179	690,000
Less: accumulated amortization		(427,788)	(315,838)
Intangible assets, net		$451,391	$374,162

Amortization expense on intangible assets totaled $111,259 and $130,294 for the nine months ended September 30, 2014 and 2013, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11 – Lines of Credit

Lines of credit consisted of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$47,685	$49,508

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	15,290	18,087

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	–	5,637

Line of credit of $25,000 from Bank of America. The outstanding balance on the line of credit bears interest at a rate of 4.25%. Variable payments are due monthly. A total of $24,500 was acquired with the acquisition of Telecorp.	20,285	–

Total line of credit	83,260	73,232
Less: current portion	(83,260)	(73,232)
Line of credit, less current portion	$–	$–

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

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $17,855 and $134,800 at September 30, 2014 and December 31, 2013, respectively. Accumulated amortization of the leased equipment was $2,678 and $124,087 at September 30, 2014 and December 31, 2013, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of September 30, 2014, are as follows:

Nine Months Ending September 30,	Amount
2015	$7,196
2016	428
Total minimum payments	$7,624
Less: amount representing interest	(593)
Present value of net minimum lease payments	7,031
Less: Current maturities of capital lease obligations	(7,031)
Long-term capital lease obligations	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
On various dates, the Company’s CEO advanced and repaid short term loans to the Company. A total of $77,879 and $209,380 was advanced and repaid during the nine months ending September 30, 2014 and the year ending December 31, 2013, respectively.	$–	$–

Originated July 28, 2014, an unsecured $37,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 15, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	37,500	–

Originated August 1, 2014, an unsecured $36,000 promissory note payable, including an $8,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	36,000

Originated August 21, 2014, an unsecured $12,500 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 21, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	12,500	–

Originated August 26, 2014, an unsecured $57,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	57,000	–

Originated September 2, 2014, an unsecured $69,000 promissory note payable, including a $14,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	69,000	–

Originated September 22, 2014, an unsecured $43,750 promissory note payable, including an $8,750 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	43,750	–

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	20,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 2,125,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	21,250	–

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	5,000	–

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carries a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 3,250,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	32,500	–

Originated May 7, 2014, a $125,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.	125,000	–

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.	150,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 3,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	35,000	–

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,594 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	18,750	–

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	37,500	–

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,912 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	30,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,942 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	22,000	–

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock valued at $14,266 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.	100,000	–

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock valued at $9,562 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.	75,000	–

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock valued at $1,193 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	13,000	–

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $2,385 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	26,000	–

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock valued at $6,465 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	43,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated November 1, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on March 7, 2014. In addition, a loan origination fee of $25,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $125,000 note, along with $8,264 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	125,000

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	18,000	18,000

Originated September 7, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 7, 2014. In addition, a loan origination fee of $10,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 6,000,000 shares of Series A Common Stock with a fair market value of $6,600 was granted as consideration for the loan on September 7, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $65,000 balance of this note, along with $7,528 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	65,000

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	25,000

Originated August 12, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 5,000,000 shares of Series A Common Stock with a fair market value of $7,000 was issued as consideration for the loan on August 12, 2013. The note, consisting of $51,000 of principal, $4,933 of accrued interest and $2,500 of liquidated damages, was subsequently sold and assigned to a third party and exchanged for a convertible note on April 2, 2014 and the $58,433 was converted in exchange for 584,333,745 shares of common stock in complete satisfaction of the debt.	–	51,000

Originated July 19, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013. The note, consisting of $23,000 of principal and $1,153 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	23,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated August 27, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 27, 2014. In addition, a loan origination fee of $2,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 1,250,000 shares of Series A Common Stock with a fair market value of $1,500 was granted as consideration for the loan on August 27, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $12,500 note, along with $3,519 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	12,500

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	24,000	24,000

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	32,000	32,000

Originated July 31, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $4,200 was issued as consideration for the loan on July 31, 2013. The note, consisting of $32,000 of principal and $5,000 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 19, 2014.	–	32,000

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan. The note, consisting of $10,000 of principal and $338 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	10,000

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $57,000 note, along with $9,261 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	57,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,868	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Principal of $5,000 was repaid during the first quarter of 2014. Currently in default.	–	5,868

Total notes payable, related parties	1,186,618	482,368
Less: current portion	(1,186,618)	(397,368)
Notes payable, related parties, less current portion	$–	$85,000

The Company recorded interest expense on notes payable to related parties in the amounts of $39,766 and $11,418 during the nine months ended September 30, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14 – Convertible Debts

Convertible debts consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Originated April 2, 2014, an unsecured $51,000 convertible promissory note, carried a 15% interest rate, matured on August 1, 2014, (“First Vivienne Passley Note”) owed to Vivienne Passley, a related party. The convertible promissory note was issued in exchange for a promissory note originally issued on August 12, 2013 to the same debt holder, which did not carry conversion terms. The principal and accrued interest was convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.0001 per share. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt modification resulted in a loss on debt modifications, related party of $172,864. The assigned principal of $51,000, interest of $4,933 and liquidated damages incurred prior to assignment of $2,500 was subsequently converted to a total of 584,333,745 shares of common stock over various dates from April 2, 2014 to June 17, 2014 in complete satisfaction of the debt.	$–	$–

Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.	–	–

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.	–	–

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the previously delinquent SEC filings, any future borrowings shall only be made by mutual agreement of both the borrower and lender.	33,000	33,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured $35,028 convertible promissory note originated on December 31, 2013, carries a 12% interest rate (“First Magna Group Note”) owed to Magna Group, LLC. Two notes totaling $33,000 of principal and $1,028 of accrued interest were acquired from and assigned by Star Financial on December 31, 2013 prior to being exchanged for the convertible note, including $1,000 of loan origination costs. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	–	35,028

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $15,000 of outstanding principal into 125,000,000 shares pursuant to debt conversion on March 7, 2014.The unamortized OID is $3,791 at December 31, 2013. During the 2nd quarter of 2014, a total of $77,375 of principal and another $7,512 of accrued interest was added to the debt due to default provisions, including $25,000 of principal due to a Late Clearing Adjustment penalty. Currently in default.	119,275	56,900

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $41,000 of outstanding principal into 341,666,667 shares pursuant to debt conversion on March 25, 2014, and $2,750, consisting of $1,500 of principal and $1,250 of interest was repaid in cash during the second quarter of 2014.	–	42,500

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $27,000 of outstanding principal into 150,000,000 shares pursuant to debt conversion on March 3, 2014, and $28,120, consisting of $26,000 of principal and $2,120 of accrued interest into 200,857,143 shares pursuant to debt conversion on March 5, 2014 in complete satisfaction of the debt.	–	53,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to the final debt conversion on May 22, 2014.	–	46,449
Total convertible debts	152,275	266,877
Less: unamortized discount on beneficial conversion feature	–	(103,188)
Less: unamortized OID	–	(6,395)
Convertible debts	152,275	157,294
Less: current maturities of convertible debts	(152,275)	(115,128)
Long term convertible debts	$–	$42,166

The Company recognized interest expense in the amount of $43,648 and $30,867 for the nine months ended September 30, 2014 and 2013, respectively related to convertible debts.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $-0- and $195,652 during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

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

During the nine months ended September 30, 2014 and 2013, the Company recorded debt amortization expense in the amount of $66,725 and $128,612, respectively, attributed to the aforementioned debt discount, including $355,037 and $197,156 of amortization on Original Issue Discounts during the nine months ended September 30, 2014 and 2013, respectively.

During the nine months ended September 30, 2014, the Company issued a total of 4,688,760,477 shares pursuant to debt conversions in settlement of $533,360, consisting of $531,240 of outstanding principal and $2,120 of unpaid interest. In addition, the Company issued a total of 1,059,333,745 shares pursuant to related party debt conversions in settlement of $112,183, consisting of $97,449 of outstanding principal, $12,234 of unpaid interest and $2,500 of liquidated damages during the nine months ended September 30, 2014. The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized.

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

The Company evaluated the First GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on August 20, 2013 of $0.0013 provided a value of $14,838, of which $-0- and $-0- was amortized during the nine months ended September 30, 2014 and 2013, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382, of which $5,653 and $24,176 was amortized during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company evaluated the First JMJ Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00518 below the market price on June 12, 2013 of $0.0017 provided a value of $33,000, of which $-0- and $9,581 was amortized during the nine months ended September 30, 2014 and 2013, respectively.

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

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $25,580 and $-0- was amortized during the nine months ended September 30, 2014 and 2013, respectively.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $422,240 and $-0- during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The discount was amortized using the effective interest method from the dates of issuance until the stated redemption date of the debts, or the accelerated dates of conversion. A total of $422,240 and $-0- was amortized during the nine months ended September 30, 2014 and 2013, respectively.

Note 15 – Long Term Debts

Long term debts consist of the following at September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
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

On July 10, 2014, we amend this loan agreement to increase the loan balance to $46,368, consisting of additional proceeds of $18,055, a rolled over balance of $15,545 to be paid over the restarted one year term of the loan via daily payments of $141.	28,099	–

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

On January 7, 2014, we amended this loan agreement to increase the loan balance to $22,025, consisting of additional proceeds of $18,323, a rolled over loan balance of $3,702 to be paid over the restarted one year term of the loan via daily payments of $113. On June 30 , 2014, we amend this loan agreement to increase the loan balance to $34,706, consisting of additional proceeds of $10,132, a rolled over balance of 15,767.63 to be paid over the restarted one year term of the loan via daily payments of $131.	31,380	4,202

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On July 30, the Company received a loan of $100,000 from CIT Finance LLC. (“CIT Loan”) as a partial financing to purchase certain assets of Strand, Inc. for a total of $185,000. The loan bears interest at an effective rate of 5.13%, consisting of monthly payments of $3,346, maturing on February 25, 2017. The loan is collateralized with Strand’s assets.	89,963	–

On July 31, 2014, the Company issued an unsecured $85,000 seller financed note payable as partial payment on an asset purchase (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,586 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 15, 2015. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater.	77,242	–

On August 25, 2014, the Company received a loan of $75,000 from EBF Partners, LLC. (“EBF Loan”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $937, maturing on February 26, 2014. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	90,015	–

On June 6, 2014, the Company received a loan of $42,000 from Global Merchant Cash, Inc. (“GMC Loan”). The loan bears interest at an effective rate of 187%, consisting of 100 daily weekday payments of $599, maturing on November 3, 2014. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	–	–

On May 9, 2014, the Company issued an unsecured $210,000 seller financed note payable as partial payment on an asset purchase (“Jadian Note”), which bears interest at 6% per annum until the maturity date of May 9, 2017, and provides for equal monthly principal and interest payments of $6,389 commencing on June 1, 2014. The Jadian Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at May 9, 2017. The interest rate shall be 8% per annum with an additional 5% late payment fee upon default.	199,836	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On April 30, 2014, the Company purchased furniture and fixtures and computer equipment in the total amount of $41,300 from IKEA, which was partially financed with proceeds of $37,788 pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 26.78%, consisting of 36 monthly payments of $1,488; maturing on March 15, 2017. The loan is collateralized with the furniture and fixtures and computer equipment, along with a personal guarantee by Shaun Passley, Ph.D., our Chief Executive Officer.	31,720	–

On Deck Capital Loan – Telecorp: On April 4, 2013, the Company received a loan of $65,000 from On Deck Capital, Inc., (“On Deck”), bearing an effective interest rate of 42.74%, consisting of 377 daily weekday payments of $234, maturing on September 11, 2015. The loan is collateralized with Telecorp’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	48,297	–

On April 2, 2014, the Company received a loan of $25,000 from BSB Leasing, Inc. (“BSB Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 25%, consisting of monthly payments of $944, maturing on February 25, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	20,253	–

On March 20, 2014, the Company received a loan of $25,000 from BMT Leasing, Inc. (“BMT Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $910, maturing on March 20, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	21,611	–

On March 25, 2014, the Company received a loan of $25,000 from Navitas Leasing, Inc. (“Navitas Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $907, maturing on April 1, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	21,688	–

On February 28, 2014, the Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which was adjusted down to $102,000 for excess liabilities acquired during the acquisition of Telecorp Products, Inc. The Note provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.	–	–

On June 11, 2014, DeskFlex refinanced the Accion #2 promissory note and entered into a $15,207 promissory note, bearing interest at 10.25% (“Accion #3”). The promissory note is payable in monthly principal and interest installments of $1,339 per month, maturing on June 20, 2015 (the “Maturity Date”).	10,212	–

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

On April 23, 2014, we amended this loan agreement to increase the loan balance to $150,000, consisting of additional proceeds of $71,685, and a rolled over loan balance of $78,315, to be paid over the restarted term of the loan via 432 daily weekday payments of $648, maturing on July 7, 2015.	104,525	98,984

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On November 20, 2013, DeskFlex entered into a $10,550 demand promissory note bearing interest at 10.25% (“Accion #2”). The promissory note is payable in monthly installments of $1,223 per month, maturing on August 20, 2014 (the “Maturity Date”).	–	9,417

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	34,869	47,321

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	26,776	32,025

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	27,483	41,167

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	23,552	38,361

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	27,742	40,108

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	6,686	10,228

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	45,473	78,603

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	292,308	312,095

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	101,348	94,000

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

On August 27, 2014, The Company agreed to a payoff release with Candamo, LLC for $941.	0	2,510

Unsecured $50,000 promissory note originated on September 15, 2010 between IntelliSys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,454	8,186

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	45,283	60,573

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	124,128	137,087

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	181,700	197,062
Total long term debt	1,720,644	1,211,929
Less: current portion	(809,177)	(354,786)
Long term debt, less current portion	$911,467	$857,143

The Company recorded interest expense on long term debts, credit lines and capital leases in the amount of $196,813 and $100,160 for the nine months ended September 30, 2014 and 2013, respectively.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company recorded current derivative liabilities of $-0- and $-0- at September 30, 2014 and December 31, 2013, respectively. The change in fair value of the derivative liabilities resulted in a net loss of $777,664 and $-0- for the nine months ended September 30, 2014 and 2013, respectively, which has been reported as other income (expense) in the statements of operations. The net loss of $777,664 for the nine months ended September 30, 2014 consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $59,346 on the convertible debts.

The aforementioned accounting treatment resulted in a total debt discount equal to $422,240 and $-0- during the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. The discount was amortized using the effective interest method from the dates of issuance until the stated redemption date of the debts, or the accelerated dates of conversion. A total of $422,240 and $-0- was amortized during the nine months ended September 30, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following presents the derivative liability value by instrument type at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013
Convertible notes, Magna Group	$–	$–
Convertible debt, IBC Funds, LLC	–	–
	$–	$–

The following is a summary of changes in the fair market value of the derivative liability during the nine months ended September 30, 2014 and the years ended December 31, 2013, respectively:

Derivative Liability Total
Balance, December 31, 2012	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group	–
Increase in derivative value due to issuances of debt, IBC Funds, LLC	–
Change in fair market value of derivative liabilities due to the mark to market adjustment	–
Debt conversions	–
Balance, December 31, 2013	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group	124,323
Increase in derivative value due to issuances of debt, IBC Funds, LLC	1,134,927
Change in fair market value of derivative liabilities due to the mark to market adjustment	(59,346)
Debt conversions	(1,199,904)
Balance, September 30, 2014	$–

Key inputs and assumptions used to value the convertible debentures and warrants issued during the nine months ended September 30, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.

•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.

•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.

•	The monthly trading volume would reflect historical averages and would increase at 1% per month.

•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.

•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.

•	The computed volatility was projected based on historical volatility.

•	The expected risk-free interest rate is based on the yield of the 1-year U.S. Treasury note.

•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 8,020,000 trials were necessary to reach the specified level of precision.

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

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On July 7, 2014, the Company issued 5,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $43,000 short term promissory note. The shares were granted on January 15, 2014. The total fair value of the common stock was $6,465 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 1,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $13,000 short term promissory note. The shares were granted on February 8, 2014. The total fair value of the common stock was $1,193 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $22,000 short term promissory note. The shares were granted on March 26, 2014. The total fair value of the common stock was $1,942 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $37,500 short term promissory note. The shares were granted on March 26, 2014. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The shares were granted on March 26, 2014. The total fair value of the common stock was $2,928 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $18,750 short term promissory note. The shares were granted on March 28, 2014. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant.

On July 7, 2014, the Company issued 3,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The shares were granted on March 28, 2014. The total fair value of the common stock was $2,390 based on an independent valuation on the date of grant.

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

On March 28, 2014, the Company granted 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for an $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant. The shares were subsequently issued on July 7, 2014.

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

Common Stock, Class A

The Company has 9 billion authorized shares of $0.0001 par value Class A Common Stock.

Class A Common Stock Issuances:

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On August 29, 2014, the Company issued 2,125,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination cost in consideration for a $21,250 short term promissory note. The total fair value of the common stock was $425 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014, the Company issued 3,250,000 shares of Class A Common Stock to Star Financial Corporation, a related party, as a loan origination cost in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014, the Company issued 10,000,000 shares of Class A Common Stock to GG Mars, Inc., a related party, as a loan origination cost in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014, the Company issued 10,000,000 shares of Class A Common Stock to GG Mars, Inc., a related party, as a loan origination cost in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2000 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014, the Company issued 3,500,000 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $700 based on the closing price of the Company’s common stock on the date of grant.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 18 – Subsequent Events

Reverse Stock Split

In September 2014, Epazz, Inc.’s (the “Company’s”) majority stockholder and sole director (Shaun Passley) approved a 1:10,000 reverse stock split of the Company’s Class A common stock Effective October 6, 2014, the Company affected the 1:10,000 reverse stock split of its Class A common stock. The Company’s Class B common stock and preferred stock were not affected by the reverse stock split. The Company’s new symbol following the reverse split will be EPAZD. The D will be removed in 20 business days. Following the reverse stock split, the Company has 33,621,390 shares of common stock issued and outstanding and 100,000,000 shares of Class A common stock authorized. The Company’s new CUSIP number is 29413V 309.

Forbearance Agreement

In November 2014, Epazz, Inc’s (the “Company’s”) signed a forbearance agreement with St. George Investments, LLC, which changed the outstanding balance to $75,000 with interest accruing at the rate of 8% per annum, compounding daily, based on a 360-day year, commencing on the date. The Company has the right to repay the note at any time.

Debt Conversions into Class A Common Stock

On November 3, 2014, the Company issued 1,500,000,000 pre-reverse split shares of Class A Common Stock pursuant to the conversion of $5,994 of convertible debt held by JMJ Financial, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 3, 2014, the Company issued 350,000,000 pre-reverse split shares of Class A Common Stock pursuant to the conversion of $1,399 of convertible debt held by JMJ Financial, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On November 10, 2014, the Company issued 2,272,730,000 pre-reverse split shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by St. George Investments, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Issuances of Class A Common Stock for Stock Class Conversion

On October 10, 2014 the Company issued 30,000,000 post reverse split shares of Class A Common to our CEO from a conversion notice from Preferred C.

On October 10, 2014 the Company issued 1,500,000 post reverse split shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C.

On October 10, 2014 the Company issued 1,400,000 post reverse split shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C.

Debt Financing, Related Parties,

Originated November 10, 2014, an unsecured $60,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 15, 2015. The note also carried a liquidated damages fee of $1,000 upon default.

On November 10, 2014 the Company issued 250,000,000 pre reverse split shares of Class A Common Stock to Wellington Shields Holdings, LLC, as a fee for closing on an acquisition. The total fair value of the common stock was $5,000 based on the closing price of the Company’s common stock on the date of grant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO September 30, 2014. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRM”), AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”), TELECORP PRODUCTS, INC., A MICHIGAN CORPORATION (“TELECORP”), JADIAN, INC., AN ILLINOIS CORPORATION (“JADIAN”), STRANTIN, INC., AN ILLINOIS CORPORATION (“STRAND”) AND FLEXFRIDGE, INC., AN ILLINOIS CORPORATION (“FLEXFRIDGE”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Jadian, Inc.

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

Strand, Inc.

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

Strand's surveillance management system is a "lean client," which designates the server for a majority of the data processing. This setup ensures stability in the surveillance system, and allows users to control their system from any location in the world without having to download client software.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014, AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013:

	For the Three Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Revenues	$361,150	$156,750	$204,400

General and Administrative	113,308	231,705	(118,397)
Salaries and Wages	209,667	303,716	(94,049)
Depreciation and Amortization	55,156	60,682	(5,526)
Bad Debts (Recoveries)	30,813	5,407	25,406

Total Operating Expenses	408,944	601,510	(192,566)

Net Operating Loss	(47,794)	(444,760)	396,966

Total Other Income (Expense)	(175,332)	(140,705)	(34,627)

Net Loss	$(223,126)	$(585,465)	$(527.181)

Revenues:

For the three months ended September 30, 2014 we had revenue of 361,150 compared to revenue of $156,750 for the three months ended September 30, 2013, an increase of $204,400, or 130% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses decreased by $118,397, or 51% to $113,308 for the three months ended September 30, 2014 compared to general and administrative expense of $231,705 for the three months ended September 30, 2013. The decrease in general and administrative expense is due primarily to decreased public relations fees and stock based compensation during the three months ending September 30, 2014 that wasn’t incurred during the three months ending September 30, 2013.

Salaries and Wages:

Salaries and wages decreased by $94,049, or 31% to $209,667 for the three months ended September 30, 2014 compared to salaries and wages of $303,716 for the three months ended September 30, 2013. The decrease in salaries and wages is due primarily to decrease in professional services.

Depreciation and Amortization:

We had depreciation and amortization expense of $55,156 for the three months ended September 30, 2014 as compared to $60,682 for the three months ended September 30, 2013, a decrease of $5,526, or 9% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2013 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $30,813 for the three months ended September 30, 2014 as compared to bad debts (recoveries) of $5,407 for the three months ended September 30, 2013, an increase in bad debts (recoveries) of $25,406, or 470% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables.

Net Operating Loss:

Total operating expenses for the three months ended September 30, 2014 were $408,944, compared to $601,510 for the three months ended September 30, 2013, a decrease of $192,566, or 32% from the comparative period. We had net operating losses of $47,794, compared to $444,760 for the three months ended September 30, 2013, a decrease of $396,966, or 89% from the comparative period. The decrease in operating loss was primarily due to the decrease in stock based compensation to related parties.

Other Income (Expense):

Other Income (expense) was ($175,332) for the three months ended September 30, 2014 compared to ($140,705) for the three months ended September 30, 2013, an increase of $34,627, or 25% from the comparative period. Interest expense increased primarily due to significant increased borrowings since the three months ended September 30, 2013.

Net Loss:

We had a net loss of $223,126 for the three months ended September 30, 2014 compared to a net loss of $585,465 for the three months ended September 30, 2013, resulting in a decreased net loss of $362,339, or 62% from the comparative period. The decreased net loss was primarily due increased revenues and lowered PR Marketing and lower stock based compensation expense.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014, AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013:

	For the Nine Months Ended
	September 30,		Increase /
	2014	2013	(Decrease)
Revenues	$941,227	$643,879	$297,348

General and Administrative	683,447	519,339	164,108
Salaries and Wages	2,654,666	2,074,950	579,716
Depreciation and Amortization	152,711	204,842	(52,131)
Bad Debts (Recoveries)	25,551	(3,333)	28,884

Total Operating Expenses	3,516,375	2,795,798	720,577

Net Operating Loss	(2,575,148)	(2,151,919)	423,229

Total Other Income (Expense)	(2,143,582)	(499,695)	1,643,887

Net Loss	$(4,718,730)	$(2,651,614)	$2,067,116

Revenues:

For the nine months ended September 30, 2014 we had revenue of $941,227 compared to revenue of $643,879 for the nine months ended September 30, 2013, an increase of $297,348 or 46% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses increased by $164,108 or 32% to $683,447 for the nine months ended September 30, 2014 compared to general and administrative expense of $519,339 for the nine months ended September 30, 2013. The increase in general and administrative expense is due primarily to increased public relations fees and general increases due to the acquisition of subsidiaries incurred during the nine months ending September 30, 2014 that wasn’t incurred during the nine months ending September 30, 2013.

Salaries and Wages:

Salaries and wages increased by $579,716, or 28% to $2,654,666 for the nine months ended September 30, 2014 compared to salaries and wages of $2,074,950 for the nine months ended September 30, 2013.

Depreciation and Amortization:

We had depreciation and amortization expense of $152,711 for the nine months ended September 30, 2014 as compared to $204,842 for the nine months ended September 30, 2013, a decrease of $52,131, or 25% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2013 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debts (recoveries) of $25,551 for the nine months ended September 30, 2014 as compared to bad debts (recoveries) of $3,333 for the nine months ended September 30, 2013, an increase in bad debts (recoveries) of $28,884, or 867% from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables.

Net Operating Loss:

Total operating expenses for the nine months ended September 30, 2014 were $3,516,375 compared to $2,795,798 for the nine months ended September 30, 2013, an increase of $720,577, or 26% from the comparative period. We had net operating losses of $2,575,148, compared to $2,151,919 for the nine months ended September 30, 2013, an increase of $423,229, or 20% from the comparative period. The increase in operating loss was primarily due the increase in stock based compensation to related parties.

Other Income (Expense):

Other expense was $2,143,582 for the nine months ended September 30, 2014 compared to $499,695 for the nine months ended September 30, 2013, an increase of $1,643,887, or 329% from the comparative period. Interest expense increased primarily due to significant increased borrowings, along with increased non-cash discounts of $611,988 attributable to the amortization of debt discounts, loan origination costs and a loss on convertible debt default provisions incurred during the nine months ended September 30, 2014, compared to the same period in 2013.

Loss on debt modifications, related parties was $172,864 for the nine months ended September 30, 2014 compared to $96,032 for the nine months ended September 30, 2013, an increase of $76,832 from the comparative period. The current period loss on debt modification was due to an amended promissory note with Vivienne Passley, which at the time of modification carried a balance of $57,621, consisting principal of $51,000 and $6,621 of interest. We amended the promissory note to include a fixed conversion price of $0.0001 per share. The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $172,864. The prior period loss on debt modification was due to an amended convertible promissory note with Star Financial Corporation, which at the time of modification carried a balance of $190,849. We amended the convertible promissory note to revise the conversion terms from a $0.005 floor and 75% discount to market to conversion terms consisting of, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The Company compared the fair value of the debt immediately preceding the modification to the fair value after the modification to determine the loss on modification of $81,792.

Change in derivative liabilities was a loss of $777,664 for the nine months ended September 30, 2014 compared to $-0- for the nine months ended September 30, 2013, an increase of $777,664 from the comparative period. The current period loss on derivative liabilities consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $59,346 on the convertible debts.

Net Loss:

We had a net loss of $4,718,730 for the nine months ended September 30, 2014 compared to a net loss of $2,651,614 for the nine months ended September 30, 2013, resulting in an increased net loss of $2,067,116, or 78% from the comparative period. The increased net loss was primarily due the increase in stock based compensation to related parties and interest expense incurred with increased borrowings, along with a $777,664 loss attributable to the change in derivative liabilities incurred during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2014 compared to December 31, 2013.

	September 30,	December 31,
	2014	2013
Total Assets	$2,382,194	$1,082,961

Total Liabilities	$4,294,798	$2,607,576

Accumulated (Deficit)	$(12,220,724)	$(7,501,994)

Stockholders’ Equity (Deficit)	$(1,912,604)	$(1,524,615)

Working Capital (Deficit)	$(3,383,331)	$(1,283,338)

We had total current assets of $459,972 as of September 30, 2014, consisting of cash of $71,963, net accounts receivable of $256,617, and other current assets of $131,972.

We had non-current assets of $1,922,222 as of September 30, 2014, consisting of $115,470 of property and equipment, net, including accumulated depreciation and amortization, intangible assets of $451,391, net, including $423,017 of accumulated amortization and goodwill of $1,355,361 related to the purchase of our subsidiaries.

We had total current liabilities of $3,383,331 as of September 30, 2014, consisting of $552,562 of accounts payable and accrued expenses, $592,408 of deferred revenues, current portion of outstanding balances on lines of credit of $83,260, current portion of capitalized leases in the amount of $7,031, current maturities of notes payable, related parties of $1,186,618 current maturities on convertible debts of $152,275, net of discounts of $1,112, and current maturities on long term debts in the amount of $809,177.

We had negative working capital of $2,923,359 and a total accumulated deficit of $12,220,724 as of September 30, 2014.

We had total liabilities of $4,294,798 as of September 30, 2014, which included total current liabilities of $3,383,331, long-term portion of capitalized leases of $0 and long-term debts of $911,467, net of current portion.

We had net cash used in operating activities of $300,001 for the nine months ended September 30, 2014, which was primarily due to our net loss of $4,718,730 after adjustments for non-cash operating expenses, a decrease of $1,130 in accounts receivable and an increase of $48,035 of other current assets, and an decrease of $395,307 in accounts payable and accrued expenses, and an increase of $270,277 in deferred revenues.

We had $625,721 of net cash used in investing activities for the nine months ended September 30, 2014, which consisted of $43,512 of cash paid for the purchase of equipment, $582,945 paid for the acquisition of subsidiaries, offset by $736 received in cash with the merger.

We had $789,118 of net cash provided by financing activities during the nine months ended September 30, 2014, which represented proceeds from notes payable, related parties of $774,524 and proceeds from notes payable of $582,206 repayments on notes payable, related parties of $82,879 repayments on notes payable of $472,841, repayments on convertible notes payable of $1,500 and principal payments on capital leases of $10,392.

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

Recent Financing Activities

Third quarter of 2014:

Debt Financing, Related Parties

Originated July 28, 2014, an unsecured $37,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 15, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.

Originated August 1, 2014, a $36,000 unsecured promissory note payable, including an $8,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.

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

Originated August 26, 2014, an unsecured $57,000 promissory note payable, including a $12,000 loan origination fee, owed to GG Mars, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.

Originated September 2, 2014, an unsecured $69,000 promissory note payable, including a $14,000 loan origination fee, owed to GG Mars, Capital, Inc, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.

Originated September 22, 2014, an unsecured $53,750 promissory note payable, including a $12,000 loan origination fee, owed to GG Mars Capital Inc, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.

Recent Debt Conversions

Third quarter of 2014:

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

PART II – OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended September 30, 2014:

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

On July 7, 2014 the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost that was previously granted on March 28, 2014 in consideration for an $18,750 short term promissory note. The total fair value of the common stock was $1,594 based on an independent valuation on the date of grant.

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

Issuance of Dividends Paid via Class A Common Stock in Lieu of Cash

On September 11, 2014 the Company issued a total of 110,000,000 shares of Class A Common Stock amongst three related party Convertible Series B Preferred Stockholders pursuant to a dividend payable of $11,000 that was earned at a rate of 1.5% of the Company’s revenues for the 2013 calendar year. The total fair value of the common stock was $11,000 based on the closing price of the Company’s common stock on the date of grant.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

On November 7, 2014, Epazz, Inc. (the “Company”) signed a forbearance agreement with St. George Investments, LLC, which changed the outstanding balance to $75,000 with interest accruing at the rate of 8% per annum, compounding daily, based on a 360-day year, commencing on the date. The Company has the right to repay the note at any time.

ITEM 4. MINE SAFETY DISCLOSURES

Mine safety disclosures are not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
3.10	Articles of Amendment, January 14, 2014	*
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.		10-Q	03/31/13	X	06/14/13
10.2	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company		10-Q	03/31/13	X	06/14/13
10.3	Promissory Note with Star Financial Corporation, April 1, 2013		10-Q	06/30/13	X	08/19/13
10.4	Promissory Note with Star Financial Corporation, April 12, 2013		10-Q	06/30/13	X	08/19/13
10.5	Promissory Note with Star Financial Corporation, May 16, 2013		10-Q	06/30/13	X	08/19/13
10.6	Promissory Note with Star Financial Corporation, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.7	First JMJ Financial Convertible Promissory Note, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.8	Software Finance Agreement with CIT Finance, LLC, May 1, 2013		10-Q	06/30/13	X	08/19/13
10.9	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013		10-Q	06/30/13	X	08/19/13
10.10	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013		10-Q	06/30/13	X	08/19/13
10.11	Business Loan Agreement with WebBank, June 19, 2013		10-Q	06/30/13	X	08/19/13
10.12	First Amendment to Executive Employment Agreement, August 16, 2013		10-Q	06/30/13	X	08/19/13
10.13	Promissory Note with Vivienne Passley, July 19, 2013		10-Q	09/30/13	X	11/19/13
10.14	Promissory Note with Vivienne Passley, August 12, 2013		10-Q	09/30/13	X	11/19/13
10.15	Promissory Note with Star Financial Corporation, July 31, 2013		10-Q	09/30/13	X	11/19/13
10.16	Promissory Note with Star Financial Corporation, August 2, 2013		10-Q	09/30/13	X	11/19/13
10.17	Promissory Note with Star Financial Corporation, August 7, 2013		10-Q	09/30/13	X	11/19/13
10.18	Promissory Note with Star Financial Corporation, August 27, 2013		10-Q	09/30/13	X	11/19/13
10.19	Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.20	Promissory Note with GG Mars Capital, Inc., September 7, 2013		10-Q	09/30/13	X	11/19/13
10.21	Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.22	Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013		10-Q	09/30/13	X	11/19/13
10.23	Convertible Promissory Note with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.24	Note Purchase Agreement with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.25	Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.26	Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.27	Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.28	Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.29	Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.30	Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.31	Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013		10-Q	09/30/13	X	11/19/13

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.32	Stock Purchase Agreement (Telecorp Acquisition), February 28, 2014	*
10.33	Closing Statement (Telecorp Acquisition), February 28, 2014	*
10.34	Non-Disclosure/Non-Compete Agreement (Telecorp Acquisition), February 28, 2014	*
10.35	Share Pledge Agreement (Telecorp Acquisition), February 28, 2014	*
10.36	Seller Financed Promissory Note (Telecorp Acquisition), February 28, 2014	*
10.37	Asset Purchase Agreement (Cynergy Acquisition), April 4, 2014	*
10.38	Bill of Sale (Cynergy Acquisition) , April 4, 2014	*
10.39	Asset Purchase Agreement (Jadian Acquisition), May 9, 2014	*
10.40	Bill of Sale (Jadian Acquisition), May 9, 2014	*
10.41	Closing Statement (Jadian Acquisition), May 9, 2014	*
10.42	Security Agreement (Jadian Acquisition), May 9, 2014	*
10.43	Consulting Agreement (Jadian Acquisition), May 9, 2014	*
10.44	Employment Agreement (Jadian Acquisition), May 9, 2014	*
10.45	Guaranty Agreement (Jadian Acquisition), May 9, 2014	*
10.46	Seller Financed Promissory Note (Jadian Acquisition), May 9, 2014	*
10.47	Asset Purchase Agreement (Strand Acquisition), July 31, 2014	*
10.48	Bill of Sale (Strand Acquisition), July 31, 2014	*
10.49	Guaranty Agreement (Strand Acquisition), July 31, 2014	*
10.50	Seller Financed Promissory Note (Strand Acquisition), July 31, 2014	*
10.51	Stock Exchange Agreement (S. Passley), January 17, 2014	*
10.52	Stock Exchange Agreement (S. Passley), March 22, 2014	*
10.53	Stock Exchange Agreement (C. Passley), March 22, 2014	*
10.54	Stock Exchange Agreement (L&F Lawn Services, Inc.), March 22, 2014	*
10.55	Convertible Promissory Note (Magna Group, LLC), February 4, 2014	*
10.56	Convertible Promissory Note (Magna Group, LLC), February 19, 2014	*
10.57	Convertible Promissory Note (V. Passley), April 2, 2014	*
10.58	Settlement Agreement and Stipulation Pursuant to Section 3(a)(10) (IBC Funds, LLC), February 12, 2014	*
10.59	Order Granting Approval of Settlement Agreement and Stipulation (IBC Funds, LLC), February 14, 2014	*
10.60	Convertible Promissory Note Default Notice (St. George Investments, LLC), September 24, 2014	*
10.61	Forbearance Agreement (St. George Investments, LLC), November 7, 2014	X
10.62	Promissory Note with Star Financial Corporation, August 21, 2014	X
10.63	Promissory Note with Star Financial Corporation, August 01, 2014	X
10.64	Promissory Note with Star Financial Corporation, September 22, 2014	X
10.65	Promissory Note with Star Financial Corporation, September 02, 2014	X
10.66	Promissory Note with Star Financial Corporation, August 26, 2014	X
10.67	Promissory Note with Star Financial Corporation, July 28, 2014	X
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

______________

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: November 24, 2014	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

