Form 10-K
period 2014-12-31
Epazz Inc
filed 2015-05-13
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes [  ] No [X]

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity on the Over-The-Counter Bulletin Board as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was $1,306,212.

There were 2,273,292,485 shares of the registrant's Class A common stock outstanding as of May 4, 2015.

i

PART I

ITEM 1. BUSINESS

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

All statements in this discussion that are not historical are forward-looking statements. Statements preceded by, followed by or that otherwise include the words "believes", "expects", "anticipates", "intends", "projects", "estimates", "plans", "may increase", "may fluctuate" and similar expressions or future or conditional verbs such as "should", "would", "may" and "could" are generally forward-looking in nature and not historical facts. These forward-looking statements were based on various factors and were derived utilizing numerous important assumptions and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives. These factors include, among others, the factors set forth below under the heading "risk factors." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Most of these factors are difficult to predict accurately and are generally beyond our control. We are under no obligation to publicly update any of the forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except as otherwise provided by law. Readers are cautioned not to place undue reliance on these forward-looking statements. References in this form 10-K, unless another date is stated, are to December 31, 2014. As used herein, the “Company,” “Epazz,” “we,” “us,” “our” and words of similar meaning refer to Epazz, Inc., and include Epazz’s wholly owned subsidiaries, Desk Flex, Inc., an Illinois corporation (“DFI”), Professional Resource Management, Inc., an Illinois corporation (“PRMI”), Intellisys, Inc., a Wisconsin corporation ("IntelliSys"), K9 Bytes, Inc., an Illinois corporation (“K9 Bytes”), MS Health, Inc., an Illinois corporation (“MS Health”), Telecorp Products, Inc., a Michigan corporation (“Telecorp”), Jadian, Inc., an Illinois corporation (“Jadian”), Strantin, an Illinois corporation (“Strantin”) and Interaction Technology, Inc., an Illinois corporation, (“Interact”) unless otherwise stated, or the context suggests otherwise.

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

PRMI and DFI are separate legal entities, but operate in conjunction. PRMI and DFI share office space and certain employees. DFI’s main source of revenue comes from the “Desk/Flex Software” product, which it owns, and PRMI’s main source of revenue comes from the “Agent Power” product line, which it owns. PRMI also acts as the general agent for DFI; however, there is no formal agency agreement between the two companies. DeskFlex is a Hoteling and Scheduling Solution for conference rooms, workspaces, desks, car parking spaces, equipment, hoteling and HotDesking so office managers can accommodate the occasional needs of mobile workers while reducing the rent. PRMI Agent Power Software provides vital information and tools for call centers to help improve their workforce management. Historical, real-time, and forecast information is available at the touch of a button to plan, control, and monitor your call center.

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

Telecorp Products, Inc., Stock Purchase Agreement

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $302,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $102,000 (the “Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing less $18,000 overpayment adjustment. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

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

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. Financing agreement has a lien against the software assets.

Zinergy Service Desk Software is very customizable for your business processes. Integrate Zinergy with just about every other business tool you can think of. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

Jadian Enterprises, Inc., Asset Purchase Agreement

On May 9, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $417,945, of which $207,945 was paid at the closing and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years, subject to certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

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

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $206,321 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July
2014
Consideration:
Cash paid at, and prior to, closing	$100,000
Seller financed note payable(1)(2)	85,000
185,000
Fair value of identifiable liabilities acquired:
Deferred revenue	36,638
Fair value of total consideration exchanged	221,638

Fair value of identifiable assets acquired assumed:
Software	9,447
Trade name	5,870
Total fair value of assets assumed	221,638
Consideration paid in excess of fair value (Goodwill)(3)	$206,321

_______________

(1)	Consideration included an unsecured $85,000 seller financed note payable (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,585.86 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 31, 2015.
(2)	The fair value of the seller financed note in excess of the $85,000 principal balance attributable to the deferred payment terms will be amortized to interest expense over the deferred financing period.
(3)	The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

Interaction Technology, Inc., Asset Purchase Agreement

On December 29, 2014, The Company through a newly-formed wholly-owned Illinois subsidiary, Interaction Technology, Inc. (“Interact”), closed on an Asset Purchase Agreement (“APA”) with Interaction Technology, Inc., an Arizona corporation (“Inter”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Interaction’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $600,000, of which $250,000 was paid at the closing, and $150,000 was financed by way of a Promissory Note (the “Inter Note1”) and $200,000 was financed by way of a Promissory Note (the "Inter Note2"). The terms of the Inter Note1 include interest at 0% per annum, no payments of either principal or interest for thirty (30) days after Closing and four monthly principal payments of $37,500 commencing thereafter, no prepayment penalty. The terms of the Inter Note2 include interest at 6% per annum, no payments of either principal or interest for thirty (160) days after Closing and 18 monthly principal and interest payments of $11,881.03 commencing thereafter, no prepayment penalty. The Inter Note 1 and Inter Note2 is unsecured. We did not purchase and Inter agreed to retain and be responsible for any and all liabilities of Inter.

Recent Debt Financing

Originated March 18, 2015, a $6,250 unsecured promissory note payable, including a $1,250 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 18, 2015. The note also carries a liquidated damages fee of $1,000 upon default.

Originated January 22, 2015, an unsecured $47,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated February 24, 2015, an unsecured $48,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 3, 2015, an unsecured $21,875 promissory note payable, including a $4,375 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on October 3, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Convertible Debt Financing

Originated January 7, 2015, an unsecured $42,323.64 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“One Magna Group Note”) owed to Magna Group, LLC, consisting of one partial note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $75,000 of principal and $9,647.28 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal of $42,323.64 was subsequently converted to a total of 309,445,417 shares of common stock over various dates from January 7, 2015 to March 18, 2015 in complete satisfaction of the debt.

Originated January 7, 2015, an unsecured $17,500 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“Two Magna Group Note”) owed to Magna Group, LLC. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

On January 29, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The One KBM Note had a maturity date of November 2, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the One KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the One KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Originated February 13, 2015, an unsecured $127,812.50 convertible promissory note, carries a 15% interest rate, matures on January 7, 2016, (“IBC Note”) owed to IBC Funds, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $106,000 of principal and $21,812.5 of accrued interest and fees. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. IBC Funds did not complete the require payments under the debt purchase agreement and the note is currently in dispute.

Originated February 17, 2015, an unsecured $22,542.47 convertible promissory note, carries a 5% interest rate, matures on February 17, 2016, (“Blackbridge Note”) owed to Blackbridge Capital, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $20,000 of principal and $2,542.47 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock or $0.0001 which is greater for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The assigned principal of $22,542.47 was subsequently converted to a total of 187,300,733 shares of common stock over various dates from February 17, 2015 to March 5, 2015 in complete satisfaction of the debt.

Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2014, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2014, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

Our Products

The Company currently offers twelve primary product lines. The Epazz BoxesOS v3.0 product is offered through Epazz, Inc., the Desk/Flex Software product is offered through Desk Flex, Inc., the Agent Power product is offered through Professional Resource Management, Inc., the AutoHire software is offered through Epazz, Inc., IntelliSys offers the Integrated Plant Management Control (“IPMC”) software product, K9 Bytes offers a series of Point of Sale software products for pet care, boarding and retail pet stores and the Company developed and sells CHMCi, an enterprise wide solution that includes tools to effectively provide, manage, bill, and track behavioral healthcare and social services through MS Health, Inc.

Epazz BoxesOS v3.0

Epazz BoxesOS v3.0 (Web Infrastructure Operating System) is the Company's flagship product. It is the core package of Epazz, Inc.’s products and services. Epazz BoxesOS integrates with each organization's back-end systems and provides a customizable personal information system for each stakeholder.

AutoHire Software

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

Telecorp Software

MCCS has brought Avaya, Cisco and Nortel real-time and historical information to the web, allowing access from anywhere. This feature makes MCCS ideal for increased accessibility, including connecting with multiple sites or at home agents. Customizable, Easy-to-Use Data includes ad-hoc reporting, scheduled reports through email.

Cynergy Software

Cynergy Service Desk Software is very customizable for your business processes. Integrate Cynergy with just about every other business tool you can think of. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution

Jadian Software

Jadian is a globally-operating software and services company that provides complete solutions for managing compliance, audits, inspections, work orders, licenses/certificates/permits, and enforcement activities. Jadian's compliance solutions are being used by wide variety of private industry companies and government agencies, including public health agencies, audit and inspection companies, food manufacturers, organic certifiers, road transportation authorities, national accreditation bodies, and federal agencies.

Strand Software

Strand offers enterprise-grade overarching surveillance management software from the very first camera installed. Strand allows for unlimited cameras to be added and unlimited users to be defined to the system at no extra cost. Strand’s Enterprise Solution was built for practicality and functionality, allowing clients to leave scalable and modular pricing concerns behind while searching for the perfect surveillance solution.

Interaction Software

Interaction is a software management intranet/portal solution designed specifically for your business needs. This robust solution encompasses key integrated components to manage and organize content for your company or organization, using a standard web browser. Company employees from executives to part-time staff have the ability to access pertinent information, resources and content relating to their duties and needs.

Sales & Marketing

Epazz uses telemarketing and email campaigns to meet with key decision makers in order to demonstrate the significant customer satisfaction, cost savings, and revenue enhancement benefits they can realize by using the Epazz systems.

Research and Development

The Company has not spent resources on research and development activities for the fiscal years ended December 31, 2014 and December 31, 2013.

Employees

We currently employ eight (8) full-time employees, all of which are provided to us by Insperity, Inc., with whom we have a client service agreement to provide labor and human resource services.

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

RISKS RELATED TO OUR BUSINESS

We owed a total of $5,005,501 in liabilities as of December 31, 2014. We will need to raise additional funds to repay our obligations and continue our operations, and these funds may not be available on acceptable terms or at all. Failure to raise additional funds could require us to substantially reduce or terminate our operations.

As of December 31, 2014, we had $5,005,501 in liabilities and owed approximately $3,900,562 in outstanding notes payable, which included $80,239 owed on line of credits, $5,890 owed on our capital leases; $1,221,323 owed to our Chief Executive and other related parties; a total of $88,739 owed on six convertible debentures, including a discount on beneficial conversion features of $131,774, or a total face value of $88,739 of convertible debts, and $2,504,371 owed to other unrelated third parties. We anticipate raising additional funds through public or private financing, strategic relationships or other arrangements in the near future to support our business operations; however we currently do not have commitments from third parties for additional capital. Our cash on hand is sufficient to fund operations for the next six months. We will need to raise additional funds to continue to operate as a going concern.

We cannot be certain that any such financing will be available on acceptable terms, or at all, and our failure to raise capital when needed could limit our ability to continue and expand our business. We intend to overcome the circumstances that impact our ability to remain a going concern through a combination of the commencement of additional revenues, of which there can be no assurance, with interim cash flow deficiencies being addressed through additional equity and debt financing. Our ability to obtain additional funding for the remainder of the 2015 year and thereafter will determine our ability to continue as a going concern. There can be no assurances that these plans for additional financing will be successful. Failure to secure additional financing in a timely manner to repay our obligations and supply us sufficient funds to continue our business operations and on favorable terms if and when needed in the future could have a material adverse effect on our financial performance, results of operations and stock price and require us to implement cost reduction initiatives and curtail operations. Furthermore, additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants, and strategic relationships, if necessary to raise additional funds, and may require that we relinquish valuable rights. In the event that we are unable to repay our current and long-term obligations as they come due, we could be forced to curtail or abandon our business operations, and/or file for bankruptcy protection; the result of which would likely be that our securities would decline in value and/or become worthless.

The Notes payable in connection with the acquisition of IntelliSys, due to a third party lender, due in connection with K9 Bytes acquisition, due in connection with the MS Health acquisition, due in connection with the Telecorp Products acquisition, due in connection with the Cynergy due in connection with the Jadian acquisition, due in connection with the Strand acquisition and due in connection with the Interaction are secured by a security interest in substantially all of the assets of the Company.

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

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings, for an aggregate purchase price of $302,000 (the “Purchase Price”). The Purchase Price was payable as follows:

(a)	The Company paid Troy Holdings $200,000 at the Closing (the “Cash Consideration”) of the Telecorp Purchase Agreement; and
(b)	The Company provided Troy Holdings with a Promissory Note in the amount of $102,000 (the “Telecorp Note”), which provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing less $18,000 overpayment adjustment. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum.

Additionally, the Company agreed to assume aggregate outstanding Telecorp liabilities of up to $50,000 in connection with the Closing. As a result of the Closing, Telecorp became a wholly-owned subsidiary of the Company.

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. Financing agreement has a lien against the software assets.

On May 9, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $417,945, of which $207,945 was paid at the closing and $210,000 was financed by way of a Promissory Note (the “Jadian Note”). The terms of the Jadian Note include interest at 6% per annum, a ten (10) year amortization, full right of offset, no payments of either principal or interest for thirty (30) days after Closing and equal payments of principal and interest commencing thereafter, no prepayment penalty, and a balloon payment consisting of full payment of all amounts due after three (3) years, subject to certain offsets, including an offset for $40,760 for prepaid maintenance contracts received by the seller prior to Closing. The Jadian Note is secured by a lien on the assets of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian. We did not purchase and Jadian agreed to retain and be responsible for any and all liabilities of Jadian.

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

On December 29, 2014, The Company through a newly-formed wholly-owned Illinois subsidiary, Interaction Technology, Inc. (“Interact”), closed on an Asset Purchase Agreement (“APA”) with Interaction Technology, Inc., an Arizona corporation (“Inter”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Interaction’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $600,000, of which $250,000 was paid at the closing, and $150,000 was financed by way of a Promissory Note (the “Inter Note1”) and $200,000 was financed by way of a Promissory Note (the "Inter Note2"). The terms of the Inter Note1 include interest at 0% per annum, no payments of either principal or interest for thirty (30) days after Closing and four monthly principal payments of $37,500 commencing thereafter, no prepayment penalty. The terms of the Inter Note2 include interest at 6% per annum, no payments of either principal or interest for thirty (160) days after Closing and 18 monthly principal and interest payments of $11,881.03 commencing thereafter, no prepayment penalty. The Inter Note 1 and Inter Note2 is unsecured. We did not purchase and Inter agreed to retain and be responsible for any and all liabilities of Inter.

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

We incurred a net loss of $7,667,407 for the year ended December 31, 2014 and accumulated losses of $15,169,401 from March 2000 (inception) to December 31, 2014, in addition to having negative working capital of $3,453,062 at December 31, 2014. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in the software development industry. We cannot assure you that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to increase our revenues. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on our business, financial condition and result of operations.

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

We do not have significant experience acquiring companies. However, in the future we may acquire or make investments in companies, in addition to our acquisition of DFI, PRMI, IntelliSys, K9 Bytes, MS Health, Telecorp, Jadian, Strantin, Interaction and our purchase of the AutoHire and Zinergy Software described above. If we acquire or make investments in complementary companies, products, services and technologies, the acquisitions and investments will involve a number of risks, including:

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

We have both the ability as well as outstanding obligations to issue additional shares of common stock in the future. These include the following:

•	As of May 11, 2015, there were 1,800,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with KBM Worldwide, Inc.
•	As of May 11, 2015, there were 60,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with GG Mars, Inc.
•	May 11, 2015, there were 158,630,176 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with LG Capital, Inc.
•	As of May 11, 2015, there were 443,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with LG Capital, Inc.
•	As of May 11, 2015, there were 800,000,000 shares of common stock reserved for issuance upon conversion of a convertible note payable agreement with Vis Vires.

We also have outstanding obligations to issue additional shares of common stock in the future related to conversions of Preferred Stock and Convertible Class B Common Stock, provided that we do not currently have a sufficient number of authorized but unissued shares to issue such securities, given our 6,000,000,000 total authorized shares. These shares are held entirely by our CEO and other related parties who have the ability to amend the Articles of Incorporation and increase the authorized shares as necessary without the approval or consent of our minority shareholders. These include the following:

•	As of April 10, 2015, there were 4,078,038,438 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series A Preferred Stock.
•	As of April 10, 2015, there were 679,673,073 shares of common stock reserved for issuance upon conversion of 1,000 shares of outstanding Convertible Series B Preferred Stock.
•	As of April 10, 2015, there were 8,831,166,600 shares of common stock reserved for issuance upon conversion of 2,943,722,200 shares of outstanding Convertible Series B Preferred Stock.
•	As of April 10, 2015, there were 23,000,000 shares of common stock reserved for issuance upon conversion of a Convertible Class B Common Stock.

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

Our board of directors has authority, without action or vote of the shareholders, to exchange non-convertible debts for convertible debts with agreement by the lenders. As of December 31, 2014, we had a total of $3,811,823 of non-convertible debts on our balance sheet, and a total of $88,739 of outstanding convertible debts. Any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

The Convertible Notes are convertible into shares of our common stock at a discount to market.

The conversion price of the $60,674 in Convertible Notes (principal only) currently outstanding as of May 1, 2015, is convertible at various prices discounted to market as depicted in the table below, in addition to the 4,557,590 shares of Class A Common Stock issued in conversion of a total of $2,250,914 of principal and interest over various dates from January 1, 2013 through December 31, 2014, including 584,333 shares pursuant to the conversion of $58,433 of previously non-convertible related party debt. In addition, a total of $1,500 of principal on convertible notes was repaid in cash during the year ended December 31, 2014. As a result, any conversion of the Convertible Notes and sale of shares of common stock issuable in connection with the conversion thereof will likely cause the value of our common stock, if any, to decline in value, as described in greater detail under the Risk Factors below.

			Potential issuable shares at various conversion prices
			below the most recent market price of $0.0002 per share
	Conversion	Principal	100%	75%	50%	25%
Lender / Origination	Terms	Borrowed	$0.0002	$0.00015	$0.0001	$0.00005

JMJ Financial (Second JMJ Note) November 13, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater.	$16,125	80,625,000	107,500,000	161,260,000	322,520,000

St. George Investments, Inc. (First St. George Note) September 5, 2013	Convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest closing bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater.	$44,549	222,745,000	296,933,333	445,490,000	890,980,000

		$60,674	303,370,000	404,493,333	606,750,000	1,213,500,000

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

To date there has not been a significant liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently do not satisfy the initial listing standards for any major securities exchange, although we intend to apply for such an exchange listing when we are able. Currently our common stock is traded on the OTCQB. Should we fail to remain traded on the OTCQB or not be able to be traded on the OTCQB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTCQB, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

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

As our common stock is listed on the OTCQB, it is subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Market Information

The Company's Series A Common Stock is quoted on the OTCQB under the symbol "EPAZ” as maintained by the OTC Markets Group Inc.

The following table sets forth the high and low bid prices for each quarter within the last two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2014:
Fourth Quarter (Quarter ended December 31, 2014)	$0.0070	$0.0032
Third Quarter (Quarter ended September 30, 2014)	$0.0001	$0.0001
Second Quarter (Quarter ended June 30, 2014)	$0.0002	$0.0001
First Quarter (Quarter ended March 31, 2014)	$0.0004	$0.0003
FISCAL YEAR ENDED DECEMBER 31, 2013:
Fourth Quarter (Quarter ended December 31, 2013)	$0.0010	$0.0004
Third Quarter (Quarter ended September 30, 2013)	$0.0022	$0.0006
Second Quarter (Quarter ended June 30, 2013)	$0.0029	$0.0006
First Quarter (Quarter ended March 31, 2013)	$0.0077	$0.0010

(b) Holders of Common Stock

As of May 4, 2015, the Company had 2,273,292,485 shares of Class A Common Stock outstanding held by approximately 58 shareholders of record. As of May 4, 2015, the closing price of the Company's shares of common stock was $0.0002 per share. Island Stock Transfer Company (telephone: (727) 289-0010; facsimile: (727) 289-0069) is the registrar and transfer agent for our common stock.

Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock, Convertible Series C Preferred Stock and Convertible Series D Preferred Stock

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

Voting by Class. Holders of our Class A Common Stock, Convertible Class B Common Stock, and Convertible Series C Preferred Stock vote as one class.

Miscellaneous Rights and Provisions. There are no preemptive rights, subscription rights, or redemption provisions relating to our Class A Common Stock, Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock and Convertible Series C Preferred Stock and none of the shares carry any liability for further calls. Our Class B Common Stock is convertible into shares of Class A Common on a 1:1 basis. Our Convertible Series A Preferred Stock is convertible into 60% of the issued and outstanding shares of Class A Common Stock at the time of conversion, our Convertible Series B Preferred Stock is convertible into 10% of the issued and outstanding shares of Class A Common Stock at the time of conversion, and our Convertible Series C Preferred Stock is convertible into three (3) shares of Class A Common Stock at the time of conversion and our Convertible Series D Preferred Stock is convertible into three (3) shares of Class A Common Stock at the time of conversion. We are not obligated to redeem or retire the Convertible Class B Common Stock, Convertible Series A Preferred Stock, Convertible Series B Preferred Stock, Convertible Series C Preferred Stock or Convertible Series D Preferred Stock.

Ranking. The Convertible Series A Preferred Stock ranks senior to the Convertible Series B and C Preferred Stock, which in turn ranks senior to the Class A Common Stock, which also ranks senior to the Convertible Class B Common Stock with respect to dividends and upon liquidation.

As of December 31, 2014, the Company had 1,000 shares of Convertible Series A Preferred Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D. There is currently no market for the Company’s Convertible Series A Preferred Stock.

As of December 31, 2014, the Company had 1,000 shares of Convertible Series B Preferred Stock outstanding, which are held by the Company’s Secretary, Craig Passley (10 shares), Vivienne Passley (500 shares), the aunt of the Company’s CEO and Fay Passley (490 shares), the mother of the Company’s CEO. There is currently no market for the Company’s Convertible Series B Preferred Stock.

As of December 31, 2014, the Company had 2,932,755,533 shares of Convertible Series C Preferred Stock outstanding, which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D. (2,421,052,632 shares), the Company’s Secretary, Craig Passley (60,000,000 shares), GG Mars Capital, Inc. (224,000,000 shares), a Company solely owned by Vivienne Passley, the aunt of the Company’s CEO and Star Financial Corporation (225,000,000 shares), a Company solely owned Fay Passley, the mother of the Company’s CEO. There is currently no market for the Company’s Convertible Series C Preferred Stock.

As of December 31, 2014, the Company had 23,000,000 shares of Convertible Class B Common Stock outstanding, all of which are held by the Company’s Chief Executive Officer, Shaun Passley, Ph.D. There is currently no market for the Company’s Convertible Class B Common Stock.

As of December 31, 2014, the Company had not issued any Convertible Series D Preferred Stock.

(c) Dividends

On January 1, 2014, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2013. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2014 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash at the sole discretion of the Board of Directors. The declaration and payment of future dividends on the Common Stock will be at the sole discretion of the Board of Directors and will depend on Epazz's profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant. During 2014, 11,000 shares of Class A Common Stock in consideration for the dividend payable.

The Company has 1,000 authorized and 1,000 outstanding shares of $0.01 par value Series A Convertible Preferred Stock (“Series A Preferred Stock”). The Series A Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $2 million, and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million (which has not occurred to date). The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series A Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. The Series A Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 60% of the total number of then issued and outstanding shares of Class A Common Stock. The Series A Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series A Preferred Stock holders.

The Company has 1,000 authorized and 1,000 outstanding shares of $0.01 par value Series B Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock accrues dividends equal to 1.5% of the Company’s revenues per quarter, beginning on January 1st of any calendar year in which the Company has generated revenue over $1 million (which dividends began accruing on January 1, 2013, due to the fact that the Company had revenue of over $1 million during fiscal 2012), and an additional 6% of the Company’s net income beginning on January 1st of any calendar year in which the Company has generated net income over $2 million (which has not occurred to date). The dividends are payable at the discretion of the Company, provided that any unpaid dividends accrue until paid. The Series B Preferred Stock includes a liquidation preference equal to $0.01 per share, plus any accrued and unpaid dividends. The Series B Preferred Stock is convertible, at the option of the holder into shares of the Company’s Class A Common Stock, with five business days' notice into 10% of the total number of then issued and outstanding shares of Class A Common Stock, provided that no conversion will take place until all holders of the Series B Preferred Stock consent to such conversion. The Series B Preferred Stock has limited voting rights, relating solely to matters which adversely affect the rights of the Series B Preferred Stock holders.

The Company has 3,000,000,000 authorized and 2,932,755,533 outstanding shares of $0.0001 par value Series C Convertible Preferred Stock (“Series C Preferred Stock”). The Series C Preferred Stock shall accrue dividends, when, as and only if declared by the Board of Directors, out of any assets at the time legally available therefor, payable in preference and priority to any declaration or payment of any distribution on common stock of the Corporation in such calendar year. The Series C Preferred Stock includes a liquidation preference equal to $0.0001 per share, plus any accrued and unpaid dividends. Each share of Series C Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days' notice, provided that no conversion will take place until all holders of the Series C Preferred Stock consent to such conversion. The Series C Preferred Stock has preferential voting rights that carry three (3) voting rights for each share issued and outstanding, and shall vote together with the shares of the Common Stock of the Company, and not as a separate class.

The Company has 1,000,000 authorized and zero outstanding shares of $0.01 par value Series D Convertible Preferred Stock (“Series D Preferred Stock”). The Series D Preferred Stock shall carry an 8.0% dividend, payable semiannually at Issuer’s election in either (i) cash or (ii) shares of common stock. Each share of Series D Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days' notice, provided that no conversion will take place until all holders of the Series C Preferred Stock consent to such conversion. The Series D Preferred Stock has preferential voting rights that carry three (3) voting rights for each share issued and outstanding, and shall vote together with the shares of the Common Stock of the Company, and not as a separate class.

(d) Securities Authorized for Issuance under Equity Compensation Plans

None.

(e) Recent Sales of Unregistered Securities

The following issuances of equity securities by the Company occurred during the three month period ended December 31, 2014:

On October 10, 2014 the Company issued 30,000,000 shares of Class A Common to our CEO from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,500,000 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,400,000 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 28, 2014 the Company issued 35,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $1,399.

On November 3, 2014 the Company issued 150,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $5,994.

On November 7, 2014 the Company issued 60,584 shares of Class A Common Stock as additional consideration pursuant to the November 13, 2013 promissory note entered into with LG Capital Funding LLC. The conversion amount was $12,117.

On November 11, 2014 the Company issued 227,273 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000.

On December 4, 2014 the Company issued 700,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $8,442.

On December 10, 2014 the Company issued 1,108,647 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000.

On December 16, 2014 the Company issued 1,690,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $5,374.

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

PLAN OF OPERATION

During the next twelve months, we plan to integrate our recent acquisitions, including Zinergy, Telecorp, Jadian and Strantin, and hope to expand our customer base for our Desk/Flex, Agent Power, AutoHire, IntelliSys, K9 Bytes and MS Health software packages. In addition, we plan to develop our Project Flex product, which consists of a patent pending foldable mini-fridge that has yet to be developed, and continue to pursue growth through additional acquisitions. We believe we can satisfy our cash requirements for the next three months with our current cash on hand and revenues generated from our operations. As such, continuing operations and completion of our plan of operation are contingent on finding additional sources of capital. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without significant revenues or additional funding within the next several months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our goals of growing our operations and increasing our revenues.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013:

	For the Years Ended
	December 31,		Increase /
	2014	2013	(Decrease)
Revenues	$1,560,252	$750,139	$810,113

General and administrative	1,524,779	758,353	766,426
Salaries and wages	3,505,511	2,201,161	1,304,350
Depreciation and amortization	206,437	260,423	(53,986)
Impairment on intangible assets and goodwill	1,659,335	276,282	1,383,053
Bad debts (recoveries)	62,601	(27,129)	89,730

Total Operating Expenses	6,958,663	3,469,090	3,489,573

Net Operating Loss	(5,398,411)	(2,718,951)	(3,440,158)

Total other income (expense)	(2,268,996)	(657,287)	(1,611,709)

Net Loss	$(7,667,407)	$(3,376,238)	$(4,097,445)

Revenue:

For the year ended December 31, 2014 we had revenue of $1,560,252, compared to revenue of $750,139 for the year ended December 31, 2013, an increase of $810,113, or 108%, from the comparative year. The increase in revenues is due to new products developed in 2013 and released in 2014. We entered into a few strategic acquisitions in 2014 to rejuvenate our operations and expand our scope of products.

General and Administrative:

General and administrative expenses increased by $766,426, or 101%, to $1,524,779 for the year ended December 31, 2014, compared to general and administrative expense of $758,353 for the year ended December 31, 2013. The increase in general and administrative expense is due mainly to increased marketing and public relations expenses over the prior year.

Salaries and Wages:

Salaries and wages increased by $1,304,350, or 59%, to $3,505,511 for the year ended December 31, 2014, compared to salaries and wages of $2,201,161 for the year ended December 31, 2013. The increase in salaries and wages is due primarily to the increase in stock based compensation of approximately $1,251,458 pursuant to stock issuances to our CEO, Shaun Passley, Ph.D., Craig Passley, our Corporate Secretary and two other immediate family members related to Shaun Passley, Ph.D., in addition to increased cash compensation paid to our CEO over the prior year.

Depreciation and Amortization:

We had depreciation and amortization expense of $206,437 for the year ended December 31, 2014, compared to $260,423 for the year ended December 31, 2013, a decrease of $53,986, or 21%, from the comparative year.

Bad Debts (recoveries):

We had bad debts (recoveries) of $62,601 for the year ended December 31, 2014 as compared to $(27,129) of bad debts expense for the year ended December 31, 2013, an increase of $89,730, or 331%, from the comparative year. This increase is due primarily to unpaid customer invoices from the acquired companies. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old.

Net Operating Income (Loss):

Total operating expenses for the year ended December 31, 2014 were $6,958,663, compared to $3,469,090 for the year ended December 31, 2013, an increase of $2,768,366, or 80%, from the comparative year. We had net operating losses of $5,38,411 for the year ended December 31, 2014 compared to $2,718,951 for the year ended December 31, 2013, an increase in operating loss of $2,679,460, or 99%, from the comparative year. The increase in operating loss was primarily due to the increase in stock based compensation of approximately $1,251,458 pursuant to the issuance of shares of common stock to our CEO, Shaun Passley, Ph.D., increased development expense of $583,887 and an increase of $1,383,053 for impairments on intangible assets.

Other Income (Expense):

Interest expense was $1,318,468 for the year ended December 31, 2014, compared to $562,529 for the year ended December 31, 2013, an increase of $755,939, or 134%, from the comparative year. Interest expense increased due to increased borrowings to finance our operations and acquisitions.

Change in derivative liabilities was a loss of $777,664 in 2014 compared to $-0- for the year ended December 31, 2013, an increase of $777,664 from the comparative period. The current period loss on derivative liabilities consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $59,346 on the convertible debts.

Loss on debt modifications was $172,864 for the year ended December 31, 2014, compared to $94,758 for the year ended December 31, 2013, an increase of $78,106, or 82%, from the comparative year. Loss on debt modifications for the year ended December 31, 2014 consisted of the modification of a promissory note with a related party. The debt modification resulted in a loss on debt modifications of $172,864.

Net Income (Loss):

We had a net loss of $7,667,407 for the year ended December 31, 2014 compared to $3,376,238 for the year ended December 31, 2013, an increased net loss of $4,291,169, or 127%, from the comparative year. The increased net loss was primarily due to impairment of intangible assets and goodwill of $1,659,335, the stock based compensation of approximately $1,251,458 pursuant to the issuance of shares of common stock to our CEO, Shaun Passley, Ph.D., an increase in interest expense of $755,939, and $1,659,335 of impairments on intangible assets no longer in service, and increased borrowing costs used to finance our recent acquisitions and sustain operations.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity and working capital at December 31, 2014, compared to December 31, 2013.

	December 31,
	2014	2013
Total Assets	$1,087,191	$1,082,961

Total Liabilities	$5,005,501	$2,607,576

Accumulated (Deficit)	$(15,169,401)	$(7,501,994)

Stockholders’ Equity (Deficit)	$(3,918,310)	$(1,524,615)

Working Capital (Deficit)	$(3,453,062)	$(1,283,338)

We had total current assets of $267,737 as of December 31, 2014, consisting of cash of $106,708, net accounts receivable of $96,422, and other current assets of $64,607.

We had non-current assets of $819,454 as of December 31, 2014, consisting of $106,698 of property and equipment, net of accumulated depreciation and amortization of $137,436, intangible assets of $337,938, net of accumulated amortization of $466,784, and goodwill of $374,818 related to the goodwill.

We had total current liabilities of $3,720,799 as of December 31, 2014, consisting of $419,206 of accounts payable, $88,026 of accrued expenses, $469,937 of deferred revenues, current portion of outstanding balances on lines of credit of $80,239, current portion of capitalized leases in the amount of $5,890, notes payable, related parties of $1,221,323, current maturities on convertible debentures of $88,739, net of discounts of $131,774, and current maturities on long term debts in the amount of $1,219,669.

We had negative working capital of $3,453,062 and a total accumulated deficit of $15,169,401 as of December 31, 2014.

We had total liabilities of $5,005,501 as of December 31, 2014, which included total current liabilities of $3,720,799, and the long-term portion of debts of $1,284,702.

We had net cash used in operating activities of $678,907 for the year ended December 31, 2014, which was primarily due to our net loss of $7,667,407 after adjustments for non-cash expenses, a decrease of $1,130 in accounts receivable and an increase of $56,247 of other current assets, an increase of $161,043 in accounts payable, and increase of $141,757 in accrued expenses and $43,661 in deferred revenues.

We had ($758,533) of net cash used in investing activities for the year ended December 31, 2014, which consisted of cash paid for the acquisition of subsidiaries and the purchase of equipment.

We had $1,335,581 of net cash provided in financing activities during the year ended December 31, 2014, which represented proceeds from long term debts, notes payable and convertible debts of $2,111,043, repayments on long term debts of $679,551 and principal payments on capital leases of $11,532.

Recent Financing Activities

Fourth quarter of 2014:

Debt Financing, Related Parties

Originated October 20, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on May 20, 2014. In addition, a loan origination fee of $1,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.

Originated November 9, 2014, an unsecured $60,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 9, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated December 17, 2014, an unsecured $9,000 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 17, 2015.

Convertible Debt Financing

On October 20, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000 (“One KBM Note”). The One KBM Note had a maturity date of July 22, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the One KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the One KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On December 3, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $33,000 (“Two KBM Note”). The Two KBM Note had a maturity date of September 2, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Two KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Two KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Originated November 6, 2014, an unsecured $50,239 convertible promissory note, carries a 8% interest rate, matures on November 6, 2015, (“LG Note”) owed to LG Capital, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $43,000 of principal and $7,239 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.

Originated November 6, 2014, an unsecured $33,600 convertible promissory note, carries a 8% interest rate, matures on November 5, 2015, (“LG Note 2”) owed to LG Capital. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.

Debt Financing

On October 2, 2014, the Company received a loan of $25,250 from Knight Capital, Inc. (“Knight Loan”). The loan bears interest at an effective rate of 187%, consisting of 100 daily weekday payments of $250, maturing on November 3, 2014. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On October 28, 2014, the Company entered into an equipment financing agreement with Direct Capital for a total of $200,000 bearing an effective interest rate of 6%, consisting of 60 monthly payments of $3,846.02; maturing on October 28, 2019. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On November 3, 2014, the Company entered into an equipment financing agreement with Western Finance for a total of $50,000 bearing an effective interest rate of 8%, consisting of 36 monthly payments of $1,702.60; maturing on November 3, 2017. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On December 1, 2014, the Company entered into an equipment financing agreement with Direct Credit for a total of $35,000 bearing an effective interest rate of 15%, consisting of 36 monthly payments of $1,187.11; maturing on December 1, 2017. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On December 1, 2014, the Company renew a loan for $119,000 from EBF Partners, LLC. (“EBF Loan”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $999, maturing on June 19, 2014. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On December 10, 2014, the Company entered into an equipment financing agreement with Direct Credit for a total of $35,000 bearing an effective interest rate of 16%, consisting of 36 monthly payments of $1,210.63; maturing on December 10, 2017. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On December 15, 2014, the Company received a loan of $25,000 from Lendini, Inc. (“Lendini Loan”). The loan bears interest at an effective rate of 187%, consisting of 100 daily weekday payments of $293, maturing on June 15, 2015. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On December 15, 2014, the Company received a loan of $25,250 from Knight Capital, Inc. (“Knight Loan”). The loan bears interest at an effective rate of 187%, consisting of 100 daily weekday payments of $250, maturing on November 3, 2014. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On December 17, 2014, the Company received a loan of $27,800 from WebBank, c/o NewLogic Business Loans, Inc., (“NewLogic”), which has been renamed to CAN Capital Assets Servicing, Inc (“CAN Capital”) bearing an effective interest rate of 63.9%, consisting of 176 daily weekday payments of $131, maturing on December 19, 2015. The loan is collateralized with receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On December 19, 2014, the Company entered into an equipment financing agreement with MEF for a total of $50,000 bearing an effective interest rate of 16%, consisting of 36 monthly payments of $1,702.60; maturing on December 10, 2017. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On January 30, 2015, the Company entered into an equipment financing agreement with CIT Finance for a total of $100,000 bearing an effective interest rate of 11%, consisting of 36 monthly payments of $3,210; maturing on January 30, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On January 27, 2015, the Company entered into an equipment financing agreement with Direct Credit for a total of $50,000 bearing an effective interest rate of 17%, consisting of 36 monthly payments of $1,793; maturing on January 27, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On February 20, 2015, the Company entered into an equipment financing agreement with Safe Leasing for a total of $37,500 bearing an effective interest rate of 21%, consisting of 36 monthly payments of $1,549; maturing on February 20, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran
Telecorp Products, Inc.	Michigan	Subsidiary	Telecorp
Jadian, Inc.	Illinois	Subsidiary	Jadian
Strantin, Inc.	Illinois	Subsidiary	Strantin
Interaction Technology, Inc.	Illinois	Subsidiary	Interaction

_______________

(1) All subsidiaries, with the exception of FlexFridge, are wholly-owned subsidiaries.

(2) All entities are in the form of Corporations.

(3) Formerly Z Fridge, Inc. and Cooling Technology Solutions, Inc.

(4) FlexFridge, Inc. was spun-off on November 21, 2013, and distributed on a 1:10 basis to shareholders of record on September 15, 2014. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10.

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

Restatement Accounting Policy

Prior Period Errors must be corrected retrospectively in the financial statements. Retrospective application means that the correction affects only prior period comparative figures. Current period amounts are unaffected. Therefore, comparative amounts of each prior period presented which contain errors are restated. If however, an error relates to a reporting period that is before the earliest prior period presented, then the opening balances of assets, liabilities and equity of the earliest prior period presented must be restated.

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2014 and 2013.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Amortization expense on intangible assets totaled $150,947 and $446,988 for the years ended December 31, 2014 and 2013, respectively. Additionally, impairments of $170,257 and $276,282 for the years ended December 31, 2014 and 2013, respectively.

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

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2014, and 2013, was $54,729 and $44,986, respectively. Amortization of deferred financing costs charged to operations was $422,451 and $79,123 for the years ended December 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $62,601 and ($27,129) for the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $132,985 and $7,017 for the years ended December 31, 2014 and 2013, respectively.

Beneficial Conversion Features

From time to time, the Company may issue convertible notes that may contain an embedded beneficial conversion feature. A beneficial conversion feature exists on the date a convertible note is issued when the fair value of the underlying common stock to which the note is convertible into is in excess of the remaining unallocated proceeds of the note after first considering the allocation of a portion of the note proceeds to the fair value of warrants, if related warrants have been granted. The intrinsic value of the beneficial conversion feature is recorded as a debt discount with a corresponding amount to additional paid in capital. The debt discount is amortized to interest expense over the life of the note using the effective interest method.

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

Installation is a standard process, outlined in the owner's manual, consisting principally of setup, calibration, and testing the software. A purchaser of the software could complete the process using the information in the owner's manual, although it would probably take significantly longer than it would take the Company’s technicians to perform the tasks. Although other vendors do not install the Company’s software, they do provide largely interchangeable installation services for a fee. Historically, the Company has never sold the software without installation. Most installations are performed by the Company within 7 to 24 days of shipment and are included in the overall sales price of the software. In addition, the customer must pay for support contracts and training packages, depending on their desired level of service. The Company is the only manufacturer of the software and it only sells software on a standalone basis directly to the end user.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $22,443 and $181,497 for the years ended December 31, 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $3,069,781 and $1,713,150 for the years ended December 31, 2014 and 2013, respectively. Common stock issued for services and compensation to related parties was $2,964,608 and $1,713,150 for the years ended December 31, 2014 and 2013, respectively. Common stock issued for services and compensation to third parties was $105,173 and $-0- for the years ended December 31, 2014 and 2013, respectively.

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

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions. As of December 31, 2014, the Company had no uncertain tax positions.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

EPAZZ, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

EPAZZ, INC.

We have audited the accompanying consolidated balance sheets of Epazz, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Epazz, Inc. as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has an accumulated deficit of $(15,169,401) and a working capital deficit of $(3,453,062), which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

http://www.mkacpas.com

Houston, Texas

May 12, 2015

EPAZZ, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash	$106,708	$208,567
Accounts receivable, net	96,422	25,248
Other current assets	64,607	106,114
Total current assets	267,737	339,929

Property and equipment, net	106,698	113,410
Intangible assets, net	337,938	374,162
Goodwill	374,818	255,460

Total assets	$1,087,191	$1,082,961

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$–	$11,000
Accounts payable	419,206	258,163
Accrued expenses	88,026	45,298
Accrued expenses, related parties	127,770	28,741
Deferred revenue	469,937	322,130
Lines of credit	80,239	73,232
Current maturities of capital lease obligations payable	5,890	17,421
Current maturities of notes payable, related parties ($1,066,073 currently in default)	1,221,323	397,368
Convertible debts, net of discounts of $131,774 and $105,300, respectively ($60,674 currently in default)	88,739	115,128
Current maturities of long term debts	1,219,669	354,786
Derivative Liabilities	–	–
Total current liabilities	3,720,799	1,623,267

Notes payable, related parties	–	85,000
Convertible debts, net of discounts of $0 and $4,283, respectively	–	42,166
Long term debts, net of current maturities	1,284,702	857,143
Total liabilities	5,005,501	2,607,576

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,932,755,533 shares issued and outstanding	293,275	–
Common stock, Class A, $0.0001 par value, 9,000,000,000 shares authorized, 37,557,842 and 346,836 shares issued and outstanding, respectively	375,578	3,468
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 23,000,000 and 10,500,000 shares issued and outstanding, respectively	2,300	1,050
Additional paid in capital	10,579,938	6,772,861
Stockholders' receivable, consisting of -0- and 20,000,000 shares of Class A Common Stock, respectively	–	(800,000)
Accumulated deficit	(15,169,401)	(7,501,994)
Total stockholders' equity (deficit)	(3,918,310)	(1,524,615)

Total liabilities and stockholders' equity (deficit)	$1,087,191	$1,082,961

See accompanying notes to financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2014	December 31, 2013

Revenue	$1,560,252	$750,139

Expenses:
General and administrative	1,524,779	758,353
Salaries and wages	3,505,511	2,201,161
Depreciation and amortization	206,437	260,423
Impairment on intangible assets	1,659,335	276,282
Bad debts (recoveries)	62,601	(27,129)
Total operating expenses	6,958,663	3,469,090

Net operating loss	(5,398,411)	(2,718,951)

Other income (expense):
Interest expense, net	(1,318,468)	(562,529)
Loss on debt modifications, related parties	(172,864)	(94,758)
Change in derivative liabilities	(777,664)	–
Total other income (expense)	(2,268,996)	(657,287)

Net loss	$(7,667,407)	$(3,376,238)

Weighted average number of common shares outstanding - basic and fully diluted	8,504,489	253,610

Net loss per share - basic and fully diluted	$(0.90)	$(13.31)

See accompanying notes to financial statements.

EPAZZ, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Convertible Series A		Convertible Series B		Convertible Series C		Class A		Convertible Class B		Additional			Total
	Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Common Stock		Paid-in	Stockholders’	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance, December 31, 2011	–	$–	–	$–	–	$–	30,900,281	3,090	2,500,000	$250	$2,668,032	$(1,000,000)	$(2,208,067)	$(536,695)
Shares issued for services, related parties	1,000	–	1,000	–	–	–	1,075,596,515	107,560	3,000,000	$300	$1,008,962	$200,000	–	$1,316,822
Shares issued for conversion of debt, related parties	–	–	–	–	–	–	59,370,640	5,937	–	–	$288,791	–	–	$294,728
Shares issued for conversion of debt	–	–	–	–	–	–	11,921,689	1,192	–	–	$81,808	–	–	$83,000
Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	–	–	$277,323	–	–	$277,323
Net (loss) for the year ended December 31, 2012	–	–	–	–	–	–	–	–	–	–	–	–	$(1,906,689)	$(1,906,689)
Balance, December 31, 2012	1,000	–	1,000	–	–	–	1,177,789,125	$117,779	5,500,000	$550	$4,324,916	$(800,000)	$(4,114,756)	$(471,511)
Shares issued for services, related parties	–	–	–	–	–	–	1,802,052,632	180,205	5,000,000	500	1,496,294	–	–	1,676,999
Shares issued for debt origination fees, related parties	–	–	–	–	–	–	25,750,000	2,575	–	–	33,575	–	–	36,150
Shares issued for conversion of debt, related parties	–	–	–	–	–	–	281,096,026	28,110	–	–	159,607	–	–	187,717
Shares issued for conversion of debt	–	–	–	–	–	–	181,670,925	18,167	–	–	137,657	–	–	155,824
Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	–	–	195,652	–	–	195,652
Fair value of debt modification, related parties	–	–	–	–	–	–	–	–	–	–	81,792	–	–	81,792
Dividends declared, 1.5% of revenues	–	–	–	–	–	–	–	–	–	–	–	–	(11,000)	(11,000)
Net (loss) for the year ended December 31, 2013	–	–	–	–	–	–	–	–	–	–	–	–	(3,376,238)	(3,376,238)
Balance, December 31, 2013	1,000	–	1,000	–	–	–	3,468,358,708	346,836	10,500,000	1,050	6,429,493	(800,000)	(7,501,994)	(1,524,615)
Shares issued for services, related parties	–	–	–	–	400,000,000	40,000	–	–	12,500,000	1,250	980,186	–	–	1,021,436
Shares issued for debt origination fees, related parties	–	–	–	–	49,000,000	4,900	28,880,000	2,888	–	–	47,690	–	–	55,478
Shares issued for conversion of debt, related parties	–	–	–	–	–	–	484,330,000	48,433	–	–	–	–	–	48,433
Share exchange, related party	–	–	–	–	2,494,722,200	249,472	(2,494,722,200)	(249,472)	–	–	1,081,054	800,000	–	1,881,054
Shares issued for dividend, related party	–	–	–	–	–	–	110,000,000	11,000	–	–	–	–	–	11,000
Beneficial conversion feature of convertible debt	–	–	–	–	–	–	–	–	–	–	124,811	–	–	124,811
Fair value of debt modification	–	–	–	–	–	–	–	–	–	–	172,864	–	–	172,864
Increase Class B voting rights from 2,000:1 to 10,000:1	–	–	–	–	–	–	–	–	–	–	6,640	–	–	6,640
Shares issued for services	–	–	–	–	–	–	277,780,000	27,778	–	–	27,778	–	–	55,556
Shares issued for debt	–	–	–	–	–	–	75,000,000	7,500	–	–	30,000	–	–	37,500
Shares issued for conversion of debt	–	–	–	–	–	–	5,263,760,477	526,376	–	–	1,270,638	–	–	1,797,014
Reverse stock split Class A Common Stock 1:10,000	–	–	–	–	–	–	(7,212,665,646)	(714,125)	–	–	714,125	–	–	–
Preferred C Shares conversion to Common A Shares, related party	–	–	–	–	(10,966,667)	(1,097)	32,900,000	329,000	–	–	(327,903)	–	–	–
Shares issued for debt	–	–	–	–	–	–	3,936,504	39,365	–	–	22,562	–	–	61,927
Net (loss) for the year ended December 31, 2014	–	–	–	–	–	–	–	–	–	–	–	–	(7,667,407)	(7,667,407)
Balance, December 31, 2014	$1,000	$–	$1,000	$–	$2,932,755,533	$293,275	$37,557,842	$375,578	$23,000,000	$2,300	$10,579,937	$–	$(15,169,401)	$(3,918,310)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
Cash flows from operating activities
Net loss	$(7,667,407)	$(3,376,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	62,601	(27,129)
Depreciation and amortization	206,437	260,423
Impairment of intangible assets	1,659,335	276,282
Amortization of deferred financing costs	422,451	79,123
Amortization of discounts on convertible debts	518,465	237,065
Loss on debt modifications, related parties	172,864	96,032
Loss on default provisions of convertible debt	12,842
Change in fair market value of derivative liabilities	777,664	–
Stock based compensation issued for services	105,173	–
Stock based compensation issued for services, related parties	2,964,608	1,713,150
Decrease (increase) in assets:
Accounts receivable	1,130	38,876
Other current assets	56,247	(56,134)
Increase (decrease) in liabilities:
Accounts payable	(158,735)	153,436
Accrued expenses	44,728	27,798
Accrued expenses, related parties	99,029	10,796
Deferred revenues	43,661	102,540
Net cash provided by (used in) operating activities	(678,907)	(463,980)

Cash flows from investing activities
Cash acquired in merger	736	–
Purchase of equipment	(48,778)	(6,830)
Acquisition of subsidiaries	(710,491)	–
Net cash used in investing activities	(758,533)	(6,830)

Cash flows from financing activities
Payments on capital lease obligations payable	(11,532)	(25,699)
Proceeds from notes payable, related parties	811,137	634,379
Repayment of notes payable, related parties	(82,879)	(210,596)
Proceeds from convertible notes	109,600	202,000
Repayment of convertible notes	(1,500)	(60,500)
Proceeds from long term debts	1,190,306	450,800
Repayment of long term debts	(679,551)	(357,108)
Net cash provided by financing activities	1,335,581	633,276

Net increase (decrease) in cash	(101,859)	162,466
Cash - beginning	208,567	46,101
Cash - ending	$106,708	$208,567

Supplemental disclosures:
Interest paid	$32,991	$205,508
Income taxes paid	–	–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$961,988	$–
Value of shares issued for conversion of debt	$695,353	$329,300
Value of shares issued for conversion of debt, related parties	$173,477	$–
Beneficial conversion features	$124,810	$195,652
Discount on derivatives	$422,240
Deferred financing costs	$432,194	$107,076
Conversion of Preferred C to Common A	$329,000	–
Derivative adjustment due to debt conversions	$1,199,904
Dividends payable declared	–	$11,000

See accompanying notes to financial statements.

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

On February 28, 2014, the Company entered into a Stock Purchase Agreement (the “Telecorp Purchase Agreement”) with Troy Holdings International, Inc., an Ontario Canada corporation (“Troy Holdings”), Telecorp Products, Inc. a Michigan corporation and Troy, Inc., a shareholder and the sole stockholder of Telecorp. Pursuant to the Telecorp Purchase Agreement, the Company purchased 100% of the outstanding shares of Telecorp from Troy Holdings.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 4, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable.

On May 9, 2014, the Company, through a newly-formed wholly-owned Illinois subsidiary, Jadian Enterprises, Inc. (“Jadian Enterprises”), closed on an Asset Purchase Agreement (“APA”) with Jadian, Inc., a Michigan corporation (“Jadian”). Pursuant to the APA, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Jadian’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable.

On July 31, 2014, one of the Company’s subsidiaries, Telecorp Products, Inc., through a newly-formed wholly-owned Illinois subsidiary, Strantin, Inc. (“Strantin”), closed on an Asset Purchase Agreement (“APA”) with Strand, Inc., an Illinois corporation (“Strand”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Strand’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable.

On December 29, 2014, The Company through a newly-formed wholly-owned Illinois subsidiary, Interaction Technology, Inc. (“Interact”), closed on an Asset Purchase Agreement (“APA”) with Interaction Technology, Inc., an Arizona corporation (“Inter”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Interaction’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
FlexFridge, Inc.(3)	Illinois	Subsidiary(4)	FlexFridge
Terran Power, Inc.(5)	Illinois	Subsidiary	Terran
Telecorp Products, Inc.	Michigan	Subsidiary	Telecorp
Jadian, Inc.	Illinois	Subsidiary	Jadian
Strantin, Inc.	Illinois	Subsidiary	Strand
Interaction Technology, Inc.	Illinois	Subsidiary	Inter

_______________

(1) All subsidiaries, with the exception of FlexFridge, are wholly-owned subsidiaries.

(2) All entities are in the form of Corporations.

(3) Formerly Z Fridge, Inc. and Cooling Technology Solutions, Inc.

(4) FlexFridge, Inc. was spun-off on November 21, 2013, and distributed on a 1:10 basis to shareholders of record on September 15, 2014. Epazz has a controlling financial interest in FlexFridge. As such, FlexFridge is consolidated within these financial statements pursuant to Accounting Standards Codification (“ASC”) 810-10.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Epazz maintains cash balances in non-interest-bearing transaction accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. There were no cash equivalents on hand at December 31, 2014 and 2013.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. Amortization expense on intangible assets totaled $150,947 and $446,988 for the years ended December 31, 2014 and 2013, respectively. Impairments charges of $170,257 and $276,282 were recorded for the years ended December 31, 2014 and 2013, respectively.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year resulted in impairment losses of $1,489,078 and $-0- for the years ended December 31, 2014 and 2013, respectively.

Deferred Financing Costs

Costs relating to obtaining certain debts are capitalized and amortized over the term of the related debt using the straight-line method. The unamortized capitalized balance of deferred financing costs at December 31, 2014, and 2013, was $54,729 and $44,986, respectively. Amortization of deferred financing costs charged to operations was $422,451 and $79,123 for the years ended December 31, 2014 and 2013, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

Allowance for Doubtful Accounts

We generate the majority of our revenues and corresponding accounts receivable from the sales of software products. We evaluate the collectability of our accounts receivable considering a combination of factors. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations to us, we record a specific reserve for bad debts against amounts due in order to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on past write-off experience and the length of time the receivables are past due. Bad debts expense (recoveries) was $62,601 and $(27,129) for the years ended December 31, 2014 and 2013, respectively. The allowance for doubtful accounts was $132,985 and $7,017 for the years ended December 31, 2014 and 2013, respectively.

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

Advertising and Promotion

All costs associated with advertising and promoting products are expensed as incurred. These expenses approximated $22,443 and $181,497 for the years ended December 31, 2014 and 2013, respectively.

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

Stock-Based Compensation

The Company adopted FASB guidance on stock based compensation on January 1, 2006. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Common stock issued for services and compensation was $2,964,608 and $1,713,150 for the years ended December 31, 2014 and 2013, respectively.

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

Restatement Accounting Policy

Prior Period Errors must be corrected retrospectively in the financial statements. Retrospective application means that the correction affects only prior period comparative figures. Current period amounts are unaffected. Therefore, comparative amounts of each prior period presented which contain errors are restated. If however, an error relates to a reporting period that is before the earliest prior period presented, then the opening balances of assets, liabilities and equity of the earliest prior period presented must be restated.

Recent Accounting Pronouncements

On August 2014, The Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements – Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

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

In July 2013, the FASB issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on our financial position or results of operations.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 – Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $(15,169,401), and as of December 31, 2014, the Company’s current liabilities exceeded its current assets by $3,453,062 and its total liabilities exceeded its total assets by $3,918,310. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Formation of Subsidiary – Jadian, Inc., May 6, 2014

On May 6, 2014, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Jadian, Inc. for the asset purchase agreement with Jadian Enterprises, Inc.

Formation of Subsidiary – Strantin, Inc. July 31, 2014

On July 31, 2014, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Strantin, Inc. for the asset purchase agreement with Strand, Inc.

Formation of Subsidiary – Interaction Technology, Inc. December 17, 2014

On December 17, 2014, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named Interaction Technology, Inc. for the asset purchase agreement with Interaction Technology, Inc.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Acquisitions

Interaction Technology, Inc., Asset Purchase Agreement

On December 29, 2014, The Company through a newly-formed wholly-owned Illinois subsidiary, Interaction Technology, Inc. (“Interact”), closed on an Asset Purchase Agreement (“APA”) with Interaction Technology, Inc., an Arizona corporation (“Inter”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Interaction’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $600,000, of which $250,000 was paid at the closing, and $150,000 was financed by way of a Promissory Note (the “Inter Note 1”) and $200,000 was financed by way of a Promissory Note (the “Inter Note 2”). The terms of the Inter Note 1 include interest at 0% per annum, no payments of either principal or interest for thirty (30) days after Closing and four monthly principal payments of $37,500 commencing thereafter, no prepayment penalty. The terms of the Inter Note 2 include interest at 6% per annum, no payments of either principal or interest for thirty (160) days after Closing and 18 monthly principal and interest payments of $11,881.03 commencing thereafter, no prepayment penalty. The Inter Note 1 and Inter Note 2 are unsecured. We did not purchase and Inter agreed to retain and be responsible for any and all liabilities of Inter.

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $508,535 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

December 29,
2014
Consideration:
Cash paid at closing	$250,000
Subordinated promissory note(1)	150,000
Seller financed note payable (2)	200,000
Fair value of total consideration exchanged	$600,000

Fair value of identifiable assets/(liabilities) acquired assumed:
Current assets	$4,175
Software	52,200
Contracts	24,800
Trademark	18,000
Deferred revenue liability	(8,510)
Total fair value of assets assumed	91,465
Consideration paid in excess of fair value (Goodwill)(3)	$508,535

_______________

(1) $150,000 was financed by way of a Promissory Note (the “Inter Note 1”). The terms of the Inter Note1 include interest at 0% per annum, no payments of either principal or interest for thirty (30) days after Closing and four monthly principal payments of $37,500 commencing thereafter, no prepayment penalty. The Inter Note 1 is unsecured.

(2) $200,000 was financed by way of a Promissory Note. The terms of the Inter Note 2 include interest at 6% per annum, no payments of either principal or interest for thirty (160) days after Closing and 18 monthly principal and interest payments of $11,881.03 commencing thereafter, no prepayment penalty. The Inter Note 2 is unsecured.

(3) The consideration paid in excess of the net fair value of assets acquired and liabilities assumed has been recognized as goodwill.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the 12 months ended
	December 31,
	2014	2013
Revenue:	$2,098,269	$1,457,134

Expenses:
Operating expenses	7,041,089	3,600,915

Net operating loss	(4,942,820)	(2,143,781)

Other income (expense)	(2,268,996)	(657,287)

Net loss	$(7,211,816)	$(2,801,068)

Weighted average number of common shares
Outstanding – basic and fully diluted	8,504,489	253,610

Net loss per share – basic and fully diluted	$(0.85)	$(11.04)

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

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $399,865 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July,
2014
Consideration:
Cash paid at, and prior to, closing	$100,000
Seller financed note payable(1)(2)	85,000
185,000
Fair value of identifiable liabilities acquired:
Deferred revenue	36,638
Fair value of total consideration exchanged	$221,638

Fair value of identifiable assets acquired assumed:
Software	$9,447
Trade name	5,870
Total fair value of assets assumed	15,317
Consideration paid in excess of fair value (Goodwill)(3)	$206,321

_______________

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the 12 months ended December 31,
	2014	2013
Revenue:	$1,724,945	$900,742

Expenses:
Operating expenses	7,044,595	3,609,116

Net operating income (loss)	(5,319,650)	(2,708,374)

Other income (expense)	(2,269,968)	(659,059)

Net income (loss)	$(7,589,345)	$(3,367,733)

Weighted average number of common shares outstanding – basic and fully diluted	8,504,489	253,610

Net income (loss) per share – basic and fully diluted	$(0.89)	$(13.30)

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

_______________

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

____________________

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined Pro Forma:
	For the 12 months ended December 31,
	2014	2013
Revenue:	$1,729,127	$1,008,084

Expenses:
Operating expenses	7,100,879	3,715,426

Net operating income (loss)	(5,371,752)	(2,707,342)

Other income (expense)	(2,272,930)	(665,243)

Net income (loss)	$(7,644,682)	$(3,372,585)

Weighted average number of common shares outstanding – basic and fully diluted	8,504,489	253,610

Net income (loss) per share – basic and fully diluted	$(0.90)	$(13.30)

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 or January 1, 2013 are as follows:

	Combined pro Forma:
	For the 12 months ended December 31,
	2014	2013
Revenue:	$1,648,955	$1,038,678

Expenses:
Operating expenses	7,042,077	3,824,831

Net operating income (loss)	(5,393,122)	(2,786,153)

Other income (expense)	(2,268,872)	(657,984)

Net income (loss)	$(7,661,994)	$(3,444,137)

Weighted average number of common shares outstanding – basic and fully diluted	8,504,489	253,610

Net income (loss) per share – basic and fully diluted	$(0.90)	$(13.58)

Note 5 – Related Parties

Debt Financing

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 14 below.

In addition to the debts disclosed in Note 14, we had two convertible notes with related parties that are disclosed in Note 15 as follows:

	December 31,	December 31,
	2014	2013
Unsecured $14,838 convertible promissory note carries an 11% interest rate (“First GG Mars Note”) owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note was acquired from and assigned by another independent lender on August 15, 2013 prior to being exchanged for the convertible note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,856,526 shares.	$–	$–

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013, $32,000 into another 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to debt conversion on May 22, 2014	–	46,449

Total convertible debts, related parties	–	46,449
Less: unamortized discount on beneficial conversion feature	–	(5,653)
Convertible debts	–	40796
Less: current maturities of convertible debts, related parties included in convertible debts	–	–
Long term convertible debts, related parties included in convertible debts	$–	$40,796

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Changes in Stockholders’ Equity, Related Parties

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which was subsequently paid on September 11, 2014, with the issuance of 11,000 shares of Class A Common Stock in lieu of cash.

On September 10, 2014, an amendment to the corporation’s Articles of Incorporation was approved with respect to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. With regard to each series of preferred stock, the Corporation shall not without first obtaining the approval, by written consent, as provided by law, of the holders of 2/3rds of the then outstanding shares of each respective series of Preferred Stock, to increase or decrease, other than by redemption or conversion, the total number of authorized shares of each respective series of Preferred Stock, to effect an exchange, reclassification, or cancellation of all or a part of each respective series of Preferred Stock, but excluding a stock split, forward split or reverse stock split of the Corporation’s Common Stock or series B Preferred Stock, to effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of any series of Preferred Stock, or to alter or change the rights, preferences or privileges of the shares of any series of Preferred Stock so as to affect adversely the shares of such series. With respect to the Class B Common Stock, the amendment as approved stipulates that The Corporation will take all such action as may be necessary or appropriate in order to protect the Conversion rights of the holders of Class B Common Stock against impairment as a result of any reorganization, transfer of assets, merger, dissolution, issue or sale of securities or any other voluntary action.

A valuation of the various classes of stock was performed by an independent third party to provide an estimated change in the fair value of each class affected by the amendment. The estimated change to the fair value of the various classes of stock is $721,207. The market value of equity was estimated with the market price of the Company's Class A common stock as of September 10, 2014 according to Capital IQ.

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $568,283 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $345,427 due to the difference in the fair value of the Class A Common Stock exchanged.

On February 7, 2014, the Company issued 2,000,000 shares of Convertible Series C Preferred Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $26,000 short term promissory note. The total fair value of the common stock was $2,385 based on an independent valuation on the date of grant.

On February 21, 2014, the Company issued 15,000,000 shares of Convertible Series C Preferred Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $75,000 short term promissory note. The total fair value of the common stock was $9,562 based on an independent valuation on the date of grant.

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

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 182,105 Class A Common shares, consisting of 173,053 previously issued and unvested shares of Class A Common Stock and 9,052 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,163,162 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $707,025 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 1,367 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,731 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $5,370 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 60,000,000 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000,000 shares, consisting of 5,400 previously issued and unvested shares of Class A Common Stock and 600 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $38,324 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $23,295 due to the difference in the fair value of the Class A Common Stock exchanged.

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

On October 10, 2014 the Company issued 30,000,000 shares of Class A Common to our CEO from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,500,000 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,400,000 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

Shares of Class A Common Stock Issued for Services to Related Parties

On March 5, 2013, the Company issued 1,250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on an acquisition loan that originated on September 30, 2010. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 1,250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on two acquisition loans that originated on October 26, 2011. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 2,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 3,550 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 6,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 16, 2013, the Company issued 71,053 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.

On May 24, 2013, the Company issued 3,550 shares of Class A Common Stock to Fay Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $71,000 based on the closing price of the Company’s common stock on the date of grant.

On July 5, 2013, the Company issued 2,500 shares of Class A Common Stock to Vivienne Passley, a related party, for providing human resource services. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2013, the Company issued 71,053 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 20,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 250 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $23,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 7, 2013, the Company granted 250 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 12, 2013, the Company issued 500 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $51,000 short term promissory note. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

On August 20, 2013, the Company granted 250 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $3,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 27, 2013, the Company granted 125 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On September 7, 2013, the Company granted 600 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note. The total fair value of the common stock was $6,600 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On April 23, 2014, the Company granted 350 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $35,000 short term promissory note. The total fair value of the common stock was $1,050 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On April 24, 2014, the Company granted 1,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On May 7, 2014, the Company granted 1,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 28, 2014, the Company granted 325 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On June 12, 2014, the Company granted 213 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $5,000 short term promissory note. The total fair value of the common stock was $213 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

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

Debt Conversions into Class A Common Stock – Related Parties

On April 2, 2014, the Company issued 25,000 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by Vivienne Passley, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 12,500 shares of Class A Common Stock pursuant to the conversion of $18,750 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 22, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 17, 2014, the Company issued 33,433 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On October 10, 2014 the Company issued 30,000,000 shares of Class A Common to our CEO from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,500,000 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,400,000 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

Employment Agreement

On September 6, 2012, we entered into an employment agreement with Shaun Passley, Ph.D., our Chief Executive Officer, President, and Chairman of the Board of Directors which had a term of ten (10) years. Compensation pursuant to the agreement calls for a base salary of $180,000 per year; of which $30,000 shall be payable annually in cash and $150,000 shall be payable in shares of the Company’s Common Stock at the rate of $0.006 per share, or 2,500 shares per year. In addition, the Company issued 1 billion shares of Class A Common Stock to the Company’s CEO as a bonus in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012, provided that all of the shares remain subject to forfeiture until such time, if ever, as we generate annual revenues of at least $10 million, subject to the below termination provisions. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which has been presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares. In the event of the termination of Dr. Passley’s employment agreement for cause by the Company or without good reason by Dr. Passley, any non-vested shares are to be canceled and he is to be paid any consideration he is owed through the date of termination. In the event of the termination of Dr. Passley’s employment agreement for good reason (as described in the agreement) by Dr. Passley or without cause by the Company, he is due eight additional weeks of compensation and all non-vested shares vest to him immediately. In the event of the termination of Dr. Passley’s employment agreement for any other reason, he is due eight weeks of additional salary and any non-vested shares are to be canceled.

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

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of December 31, 2014 and 2013:

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 1
Assets
Intangible assets	$–	$–	$337,938
Goodwill	–	–	374,818
Total assets	–	–	712,756
Liabilities
Lines of credit	–	80,239	–
Capital leases	–	5,889	–
Promissory notes	–	2,504,371	–
Notes payable, related parties	–	1,221,323	–
Convertible debts, net of discount of $131,774	–	88,739	–
Total Liabilities	–	3,900,561	–
	$–	$(3,900,561)	$712,756

	Fair Value Measurements at December 31, 2013
	Level 1	Level 2	Level 1
Assets
Intangible assets	$–	$–	$374,162
Goodwill	–	–	255,460
Total assets	–	–	629,622
Liabilities
Lines of credit	–	73,232
Capital leases	–	17,421
Long term debts	–	1,211,929
Notes payable, related parties	–	482,368
Convertible debts, net of discount of $105,300	–	157,294
Total Liabilities	–	1,942,244
	$–	$(1,942,244)	$629,622

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the years ended December 31, 2014 and 2013.

Level 3 assets consist of intangible assets and goodwill. Impairment adjustments related to the measurement of intangible assets of $1,659,335 and $276,282 were necessary during the years ended December 31, 2014 and 2013.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Other Current Assets

As of December 31, 2014 and 2013 other current assets included the following:

	December 31,	December 31,
	2014	2013
Deferred financing costs	$54,729	$44,986
Other receivable	–	51,250
Security deposits	9,878	9,878
	$64,607	$106,114

The Company recognized $422,451 and $79,123 of amortization expense related to the deferred financing costs during the years ended December 31, 2014 and 2013, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Furniture and fixtures	$22,006	$2,187
Computers and equipment	188,613	325,105
Software	15,660	67,986
Assets held under capital leases	17,855	134,800
	244,134	530,078
Less accumulated depreciation and amortization	(137,436)	(416,668)
	$106,698	$113,410

Depreciation expense totaled $55,490 for the years ended December 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Intangible Assets

Intangible assets consisted of the following at December 31, 2014 and 2013, respectively:

	Useful	December 31,	December 31,
Description	Life	2014	2013
Technology-based intangible assets
K9 Bytes	5 Years	42,000	42,000
MS Health	5 Years	124,000	124,000
Intellisys	5 Years	163,333	200,000
Cynergy	5 Years	1,205	–
Interaction	5 Years	11,892	–
Jadian	5 Years	37,180	–
Strand	5 Years	9,447	–
Telecorp	5 Years	12,082	–
		401,139	366,000
Contracts
MS Health	6 Years	258,000	258,000
Interaction	6 Years	24,800	–
		282,800	258,000
Trade Name
K9 Bytes	5 Years	22,000	22,000
Cynergy	5 Years	274	–
Jadian	5 Years	24,941	–
Strand	5 Years	5,870	–
Telecorp	5 Years	4,898	–
		57,983	22,000
Other Intangible Assets
MS Health	2 Years	18,000	18,000
K9 Bytes	2 Years	26,000	26,000
Interaction	2 Years	18,800	–
		62,800	44,000

Total intangible assets		804,722	690,000
Less: accumulated amortization		(466,784)	(315,838)
Intangible assets, net		$337,938	$374,162

Amortization expense on intangible assets totaled $150,946 and $446,998 for the years ended December 31, 2014 and 2013, respectively. The company also recorded intangible asset impairments of $170,257 and $276,282 for the years ended December 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the years ended December 31, 2014 and 2013, respectively, are as follows:

	IntelliSys	K9 Bytes	MS Health	Jadian	Cynergy	Telecorp	Strand	Interaction	Total
Goodwill acquired during the year
Impairment losses	–	–	–						–
Balance, December 31, 2013:	53,588	87,244	114,628						255,460

Goodwill acquired during the year		–	–	399,865	65,139	428,576	206,321	508,535	1,608,436
Impairment loses	(53,588)	–	(114,628)	(318,612)	(65,139)	(428,576)	–	(508,535)	(1,489,078)
Balance, December 31, 2014:	$–	$87,244	$–	$81,253	$–	$–	$206,321	$–	$374,818

Our subsidiaries operate as a single operating segment. The fair value of the goodwill is tested for impairment in the fourth quarter, after the annual forecasting process. Our annual forecasting resulted in impairment losses of $1,489,078 and $-0- during the years ended December 31, 2014 and 2013 respectively. We will perform our next earnings forecast during the fourth quarter of 2015, unless events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The fair value of our goodwill was estimated using the expected present value of future cash flows.

Note 11 – Accrued Expenses

As of December 31, 2014 and 2013 accrued expenses included the following:

	December 31,	December 31,
	2014	2013
Accrued interest	$63,697	$28,628
Accrued interest, related parties	127,770	28,741
Accrued payroll and payroll taxes	23,769	16,610
Other accrued expenses	560	60
	$215,796	$74,039

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Line of Credit

Lines of credit consisted of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$47,898	$49,507

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	14,786	18,087

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	5,305	5,637

Line of credit of $25,000 from Bank of America. The outstanding balance on the line of credit bears interest at a rate of 4.25%. Variable payments are due monthly. A total of $24,500 was acquired with the acquisition of Telecorp.	12,250	–

Total line of credit	80,239	73,232
Less: current portion	(80,239)	(73,232)
Line of credit, less current portion	$–	$–

Note 13 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

Lease #1 - Commenced on March 12, 2010 with monthly lease payments of $2,455 and two months paid in advance, and the remaining payments paid over the following 43 months. The term of this lease ended on March 12, 2014

Lease #2 – Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease.

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $17,855 and $134,800 at December 31, 2014 and 2013, respectively. Accumulated amortization of the leased equipment was $10,713 and $124,087 at December 31, 2014 and 2013, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of December 31, 2014, are as follows:

Twelve Months
Ending
December 31,	Amount
2015	5,890
Total minimum payments	$5,890
Less: amount representing interest	(766)
Present value of net minimum lease payments	5,124
Less: Current maturities of capital lease obligations	(5,124)
Long-term capital lease obligations	$0

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at December 31, 2014 and 2013, respectively:

	2014	2013
On various dates, the Company’s CEO advanced and repaid short term loans to the Company. A total of $77,879 and $209,380 was advanced and repaid during the years ending December 31, 2014 and 2013, respectively.	$–	$–

Originated July 28, 2014, an unsecured $37,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 15, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	37,500	–

Originated August 1, 2014, an unsecured $36,000 promissory note payable, including an $8,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	36,000	–

Originated August 21, 2014, an unsecured $12,500 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 21, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	12,500	–

Originated August 26, 2014, an unsecured $57,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	57,000	–

Originated September 2, 2014, an unsecured $69,000 promissory note payable, including a $14,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	69,000	–

Originated September 22, 2014, an unsecured $43,750 promissory note payable, including an $8,750 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	43,750	–

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	20,000	–

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 2,125,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	21,250	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	5,000	–

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carries a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 3,250,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	32,500	–

Originated May 7, 2014, a $125,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.	125,000	–

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.	150,000	–

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 3,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	35,000	–

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,594 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	18,750	–

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	37,500	–

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	–

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,912 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	30,000	–

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,942 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	22,000	–

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock valued at $14,266 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.	100,000	–

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock valued at $9,562 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.	75,000	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock valued at $1,193 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	13,000	–

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $2,385 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	26,000	–

Originated January 15, 2014, an unsecured $43,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 20, 2014. In addition, a loan origination fee consisting of 5,000,000 shares of Convertible Series C Preferred Stock valued at $6,465 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	43,000	–

Originated November 1, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on March 7, 2014. In addition, a loan origination fee of $25,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carries a liquidated damages fee of $2,500 upon default. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $125,000 note, along with $8,264 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	125,000

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	18,000	18,000

Originated September 7, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on February 7, 2014. In addition, a loan origination fee of $10,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 6,000,000 shares of Series A Common Stock with a fair market value of $6,600 was granted as consideration for the loan on September 7, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $65,000 balance of this note, along with $7,528 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	65,000

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	25,000

Originated August 12, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on February 15, 2014. In addition, a loan origination fee of $6,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 5,000,000 shares of Series A Common Stock with a fair market value of $7,000 was issued as consideration for the loan on August 12, 2013. The note, consisting of $51,000 of principal, $4,933 of accrued interest and $2,500 of liquidated damages, was subsequently sold and assigned to a third party and exchanged for a convertible note on April 2, 2014 and the $58,433 was converted in exchange for 584,333,745 shares of common stock in complete satisfaction of the debt.	–	51,000

Originated July 19, 2013, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013. The note, consisting of $23,000 of principal and $1,153 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	23,000

Originated August 27, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 27, 2014. In addition, a loan origination fee of $2,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 1,250,000 shares of Series A Common Stock with a fair market value of $1,500 was granted as consideration for the loan on August 27, 2013 and the shares were subsequently issued on November 13, 2013. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $12,500 note, along with $3,519 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	12,500

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	24,000	24,000

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	32,000	32,000

Originated July 31, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 15, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $4,200 was issued as consideration for the loan on July 31, 2013. The note, consisting of $32,000 of principal and $5,000 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 19, 2014.	–	32,000

Originated June 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $2,000 was issued as consideration for the loan on June 12, 2013, and is being amortized on a straight line basis over the life of the loan. The note, consisting of $10,000 of principal and $338 of accrued interest, was subsequently sold and assigned to a third party and exchanged for a convertible note on February 4, 2014.	–	10,000

Originated April 12, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 10% interest rate, matures on April 12, 2015. In addition, a loan origination fee of $7,000 was issued as consideration for the loan on April 12, 2013, and is being amortized on a straight line basis over the life of the loan. As disclosed in Note 10, pursuant to a settlement agreement, dated February 12, 2014, the $57,000 note, along with $9,261 of accrued interest, was sold and assigned to IBC Funds, LLC and was subsequently converted to stock as part of a court order on February 14, 2014 under Section 3(a)(10) of the Securities Act of 1933.	–	57,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,868	2,000

Unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matured on July 31, 2007. Principal of $5,000 was repaid during the first quarter of 2014. Currently in default.	–	5,868

Originated August 11, 2014, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a zero percent (0%) interest rate, matures on December 1, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013.	3,705	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated October 20, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on May 20, 2014. In addition, a loan origination fee of $1,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.	5,000

Originated December 17, 2014, an unsecured $9,000 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 17, 2015.	9,000

Originated November 9, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 9, 2015. In addition, a loan origination fee of $12,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.	60,000
Total notes payable, related parties	1,221,323	482,368
Less: current portion	(1,221,323)	(397,368)
Notes payable, related parties, less current portion	$–	$85,000

The Company recorded interest expense on notes payable to related parties in the amounts of $138,636 and $127,770 during the years ended December 31, 2014 and 2013, respectively. The Company recorded accrued interest of $127,770 and $28,741 during the years ended December 31, 2014 and 2013, respectively.

Note 15 – Convertible Debts

Convertible debts consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Originated April 2, 2014, an unsecured $51,000 convertible promissory note, carried a 15% interest rate, matured on August 1, 2014, (“First Vivienne Passley Note”) owed to Vivienne Passley, a related party. The convertible promissory note was issued in exchange for a promissory note originally issued on August 12, 2013 to the same debt holder, which did not carry conversion terms. The principal and accrued interest was convertible into shares of common stock at the discretion of the note holder at a fixed conversion price of $0.0001 per share. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The debt modification resulted in a loss on debt modifications, related party of $172,864. The assigned principal of $51,000, interest of $4,933 and liquidated damages incurred prior to assignment of $2,500 was subsequently converted to a total of 584,333,745 shares of common stock over various dates from April 2, 2014 to June 17, 2014 in complete satisfaction of the debt.	$–	$–

Originated February 19, 2014, an unsecured $37,700 convertible promissory note, carries a 12% interest rate, matures on February 17, 2015, (“Third Magna Group Note”) owed to Magna Group, LLC, consisting of a promissory note acquired and assigned from Star Financial Corporation, a related party, consisting of $32,000 of principal and $5,700 of accrued interest. The acquired promissory note did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 377,000,000 shares of common stock over various dates from March 10, 2014 to March 19, 2014 in complete satisfaction of the debt.	–	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated February 4, 2014, an unsecured $35,491 convertible promissory note, carries a 12% interest rate, matures on February 4, 2015, (“Second Magna Group Note”) owed to Magna Group, LLC, consisting of two notes acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $33,000 of principal and $2,491 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,491 was subsequently converted to a total of 236,606,400 shares of common stock over various dates from February 13, 2014 to February 27, 2014 in complete satisfaction of the debt.	–	–

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the previously delinquent SEC filings, any future borrowings shall only be made by mutual agreement of both the borrower and lender.	16,125	33,000

Unsecured $35,028 convertible promissory note originated on December 31, 2013, carries a 12% interest rate (“First Magna Group Note”) owed to Magna Group, LLC. Two notes totaling $33,000 of principal and $1,028 of accrued interest were acquired from and assigned by Star Financial on December 31, 2013 prior to being exchanged for the convertible note, including $1,000 of loan origination costs. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the lowest trading price of the Company’s common stock for the five (5) days prior to the conversion date, or $0.00004 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal and interest of $35,028 was subsequently converted to a total of 216,806,667 shares of common stock over various dates from January 7, 2014 to February 6, 2014 in complete satisfaction of the debt.	–	35,028

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $15,000 of outstanding principal into 125,000,000 shares pursuant to debt conversion on March 7, 2014.The unamortized OID is $3,791 at December 31, 2013. During the 2nd quarter of 2014, a total of $77,375 of principal and another $7,512 of accrued interest was added to the debt due to default provisions, including $25,000 of principal due to a Late Clearing Adjustment penalty. Currently in default.	44,549	56,900

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $41,000 of outstanding principal into 341,666,667 shares pursuant to debt conversion on March 25, 2014, and $2,750, consisting of $1,500 of principal and $1,250 of interest was repaid in cash during the second quarter of 2014.	–	42,500

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-nine percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $27,000 of outstanding principal into 150,000,000 shares pursuant to debt conversion on March 3, 2014, and $28,120, consisting of $26,000 of principal and $2,120 of accrued interest into 200,857,143 shares pursuant to debt conversion on March 5, 2014 in complete satisfaction of the debt.	–	53,000

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 50,000,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 50,000,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 80,000,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 40,000,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 125,000,000 shares pursuant to debt conversion on April 7, 2014, $20,000 into 200,000,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 150,000,000 shares pursuant to the final debt conversion on May 22, 2014.	–	46,449

Unsecured $43,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on September 5, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	43,000	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured $33,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on July 22, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	33,000	–

Originated November 6, 2014, an unsecured $33,600 convertible promissory note, carries a 8% interest rate and matures on November 5, 2015 owed to LG Capital. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.	33,600	–

Originated November 6, 2014, an unsecured $50,238.63 convertible promissory note, carries a 8% interest rate, matures on November 6, 2015, (“LG Note”) owed to LG Capital, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $43,000 of principal and $7,238.63 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.	50,239	–
Total convertible debts	220,513	266,877
Less: unamortized discount on beneficial conversion feature	(131,774)	(103,188)
Less: unamortized OID	–	(6,395)
Convertible debts	88,739	157,294
Less: current maturities of convertible debts	(88,739)	(115,128)
Long term convertible debts	$–	$42,166

The Company recognized interest expense in the amount of $33,393 and $28,628 for the years ended December 31, 2014 and 2013, respectively related to convertible debts. The Company recorded accrued interest of $3,573 and $28,628 during the years ended December 31, 2014 and 2013, respectively.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $131,774 and $195,652 during the years ended December 31, 2014 and 2013, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the years ended December 31, 2014 and 2013, the Company recorded debt amortization expense in the amount of $518,465 and $237,065, respectively, attributed to the aforementioned debt discount, including $6,916 of amortization on the $17,300 OID during the year ended December 31, 2013.

During year ended December 31, 2014, the Company issued a total of 43,448 shares pursuant to debt conversions in settlement of $343,540, consisting of $336,094 of outstanding principal and $7,446 of unpaid interest, including 22,000 shares pursuant to debt conversion in settlement of $144,400 of outstanding principal owed to a related party (“Star Convertible Note”) and 4,686 shares pursuant to debt conversion in settlement of $14,838 of outstanding principal owed to a related party (“GG Mars Capital Convertible Note”). The principal and interest was converted in accordance with the conversion terms, therefore no gain or loss has been recognized. In addition, on May 27, 2013, the Company modified a related party debt and issued 1,424 shares of Class A Common Stock in settlement of $14,239 of related party debt owed to Vivienne Passley, which consisted of $13,000 of principal and $1,239 of accrued and unpaid interest. The total fair value of the common stock was $28,479 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $14,240 loss on debt settlement.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asher Enterprises, Inc. Convertible Note

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

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021, of which $-0- and $19,014 was amortized during the years ended December 31, 2014 and 2013, respectively.

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

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210, of which $-0- and $10,290 was amortized during the years ended December 31, 2014 and 2013, respectively.

On October 20, 2014, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $43,000. The Seventh Asher Note had a maturity date of July 22, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Ninth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Ninth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Nine Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03330 below the market price on October 20, 2014 of $0.20 provided a value of $43,000, of which $11,258 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 3, 2014, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher an 8% Convertible Promissory Note in the original principal amount of $33,000. The Tenth Asher Note had a maturity date of September 5, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Tenth Asher Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Tenth Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Tenth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.005 below the market price on December 3, 2014 of $0.03 provided a value of $33,000, of which $3,348 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

LG Capital, Inc. Convertible Notes

On November 6, 2014, we entered into a Securities Purchase Agreement with LG Capital, Inc., pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $33,600. The First LG Capital Note had a maturity date of November 6, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the average of the lowest two (2) Trading Prices for the Common Stock during the twelve (12) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the First LG Capital were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First LG Capital was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.125 below the market price on November 6, 2014 of $0.0817 provided a value of $33,600, of which $5,063 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

On October 31, 2014, we entered into a Securities Purchase Agreement with LG Capital, Inc., pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $50,239. The Second LG Capital Note had a maturity date of October 31, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (representing a discount rate of 35%). “Market Price” means the average of the lowest two (2) Trading Prices for the Common Stock during the twelve (12) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Second LG Capital were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second LG Capital was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.21 below the market price on October 31, 2014 of $0.1667 provided a value of $50,239, of which $8,396 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company evaluated the First GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.001 below the market price on August 20, 2013 of $0.0013 provided a value of $14,838, of which $-0- and $14,838 was amortized during the years ended December 31, 2014 and 2013, respectively.

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

The Company evaluated the Star Convertible Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00141 below the market price on July 2, 2012 of $0.012 provided a value of $112,382, of which $5,653 and $39,445 was amortized during the years ended December 31, 2014 and 2013, respectively.

JMJ Financial, Inc. Convertible Note

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

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $25,580 and $20,975 was amortized during the years ended December 31, 2014 and 2013, respectively.

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

The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0003 below the market price on December 31, 2013 of $0.0006 provided a value of $35,028, of which $35,028 and $-0- was amortized during the years ended December 31, 2014 and 2013, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 – Promissory Notes

Promissory notes consist of the following at December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
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

On July 10, 2014, we amended this loan agreement to increase the loan balance to $46,368, consisting of additional proceeds of $18,055, a rolled over balance of $15,545 to be paid over the restarted one year term of the loan via daily payments of $141.	29,085	–

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

On January 7, 2014, we amended this loan agreement to increase the loan balance to $22,025, consisting of additional proceeds of $18,323, a rolled over loan balance of $3,702 to be paid over the restarted one year term of the loan via daily payments of $113. On June 30 , 2014, we amend this loan agreement to increase the loan balance to $34,706, consisting of additional proceeds of $10,132, a rolled over balance of 15,767.63 to be paid over the restarted one year term of the loan via daily payments of $131.	34,721	4,202

On July 30, the Company received a loan of $100,000 from CIT Finance LLC. (“CIT Loan”) as a partial financing to purchase certain assets of Strand, Inc. for a total of $185,000. The loan bears interest at an effective rate of 5.13%, consisting of monthly payments of $3,346, maturing on February 25, 2017. The loan is collateralized with Strand’s assets.	79,926	–

On July 31, 2014, the Company issued an unsecured $85,000 seller financed note payable as partial payment on an asset purchase (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,586 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 15, 2015. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater.	69,484	–

On August 25, 2014, the Company received a loan of $75,000 from EBF Partners, LLC. (“EBF Loan”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $937, maturing on February 26, 2015. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	-	–

On June 6, 2014, the Company received a loan of $42,000 from Global Merchant Cash, Inc. (“GMC Loan”). The loan bears interest at an effective rate of 187%, consisting of 100 daily weekday payments of $599, maturing on November 3, 2014. The loan is collateralized with the accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer. The loan was refinanced in October 16, 2014.	–	–

On May 9, 2014, the Company issued an unsecured $210,000 seller financed note payable as partial payment on an asset purchase (“Jadian Note”), which bears interest at 6% per annum until the maturity date of May 9, 2017, and provides for equal monthly principal and interest payments of $6,389 commencing on June 1, 2014. The Jadian Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at May 9, 2017. The interest rate shall be 8% per annum with an additional 5% late payment fee upon default.	201,035	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 30, 2014, the Company purchased furniture and fixtures and computer equipment in the total amount of $41,300 from IKEA, which was partially financed with proceeds of $37,788 pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 26.78%, consisting of 36 monthly payments of $1,488; maturing on March 15, 2017. The loan is collateralized with the furniture and fixtures and computer equipment, along with a personal guarantee by Shaun Passley, Ph.D., our Chief Executive Officer.	43,226	–

On Deck Capital Loan – Telecorp: On April 4, 2013, the Company received a loan of $65,000 from On Deck Capital, Inc., (“On Deck”), bearing an effective interest rate of 42.74%, consisting of 377 daily weekday payments of $234, maturing on September 11, 2015. The loan is collateralized with Telecorp’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	38,226	–

On April 2, 2014, the Company received a loan of $25,000 from BSB Leasing, Inc. (“BSB Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 25%, consisting of monthly payments of $944, maturing on February 25, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	27,376	–

On March 20, 2014, the Company received a loan of $25,000 from BMT Leasing, Inc. (“BMT Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $910, maturing on March 20, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	22,749	–

On March 25, 2014, the Company received a loan of $25,000 from Navitas Leasing, Inc. (“Navitas Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $907, maturing on April 1, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	24,475	–

On February 28, 2014, the Company provided Troy Holdings with a Promissory Note in the amount of $120,000 (the “Telecorp Note”), which was adjusted down to $102,000 for excess liabilities acquired during the acquisition of Telecorp Products, Inc. The Note provides for six (6) equal monthly payments of $20,000 commencing thirty (30) days after the Closing. The Telecorp Note is non-interest bearing except upon default, in which case the interest rate shall be 10% per annum. The loan was paid off August 28, 2014	–	–

On June 11, 2014, DeskFlex refinanced the Accion #2 promissory note and entered into a $15,207 promissory note, bearing interest at 10.25% (“Accion #3”). The promissory note is payable in monthly principal and interest installments of $1,339 per month, maturing on June 20, 2015 (the “Maturity Date”).	6,508	–

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

On April 23, 2014, we amended this loan agreement to increase the loan balance to $150,000, consisting of additional proceeds of $71,685, and a rolled over loan balance of $78,315, to be paid over the restarted term of the loan via 432 daily weekday payments of $648, maturing on July 7, 2015.	84,852	98,984

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 20, 2013, DeskFlex entered into a $10,550 demand promissory note bearing interest at 10.25% (“Accion #2”). The promissory note is payable in monthly installments of $1,223 per month, maturing on August 20, 2014 (the “Maturity Date”).	–	9,417

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	37,808	47,321

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	31,925	32,025

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	21,677	41,167

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	24,888	38,361

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	31,074	40,108

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	5,267	10,228

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	44,165	78,603

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	283,868	312,095

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	99,441	94,000

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

On August 27, 2014, The Company agreed to a payoff release with Candamo, LLC for $941.	–	2,510

Unsecured $50,000 promissory note originated on September 15, 2010 between IntelliSys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,454	8,186

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	39,471	60,573

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	120,062	137,087

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	176,702	197,062

WLCC (Lendini) - Jadian: On December 15, 2014, the Company received a loan of $34,500 from Wakpamni Lake Community Corp, (“Lendini”), bearing an effective interest rate of 15.97%, consisting of 118 daily weekday payments of $293, maturing on September 11, 2015. The loan is collateralized with Jadian’s accounts receivable.	31,273	–

Everest Business Funding (EBF Partners) - Epazz: On December 18, 2014, the Company received a loan of $34,500 from EBF Parters LLC, , bearing an effective interest rate of 15%, consisting of 120 daily weekday payments of $999, maturing on June 3, 2015. The loan is collateralized with Epazz accounts receivable.	112,925	–

Knight Capital Funding II, LLC - Deskflex: On December 18, 2014, the Company received a loan of $35,830 from EBF Parters LLC, , bearing an effective interest rate of 12.5%, consisting of 143 daily weekday payments of $251, maturing on June 3, 2015. The loan is collateralized with Epazz accounts receivable.	22,049	–

Direct Credit Funding Inc - Telecorp On December 26, 2014, the Company purchased $35,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 15%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	32,579	–

Direct Credit Funding Inc - Telecorp On December 18, 2014, the Company purchased $45,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 17%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	43,101	–

Maquerie Equipment Finance – Interaction Information Technology Inc On December 19, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 16%, along with monthly principal and interest payments of $1,703. The loan is collateralized with the purchased equipment.	48,297	–

Western Equipment Finance – Interaction Information Technology Inc On November 3, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8%, along with monthly principal and interest payments of $1,560. The loan is collateralized with the purchased equipment.	54,611	–

Direct Credit Funding Inc - Epazz On December 18, 2014, the Company purchased $230,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 6%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	223,069	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seller Note – Hopkins Unsecured $150,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins, payable in equal monthly installments of $37,500 carries a 0% interest rate if paid in full by the maturity date of April 29, 2015. This Note may be prepaid at any time, in whole or in part, without penalty.	150,000	–

Seller Note – Hopkins Unsecured $200,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins. Beginning June 8, 2015, and continuing on the 8th day of each and every month until the Maturity Date, Epazz, Inc shall pay equal installments of principal and interest in the amount of $11,881.03. The interest rate on the note is 6% which matures on November 8, 2016. This Note may be prepaid at any time, in whole or in part, without penalty.	200,000
Total promissory notes	2,504,371	1,211,929
Less: current portion	(1,219,669)	(354,786)
Promissory notes, less current portion	$1,284,702	$857,143

The Company recorded interest expense on promissory notes of $251,794 and $100,160 for the twelve months ended December 31, 2014 and 2013, respectively. The Company recorded accrued interest of $60,123 and $-0- during the years ended December 31, 2014 and 2013, respectively.

Note 17 – Stockholders’ Equity

On September 10, 2014, an amendment to the corporation’s Articles of Incorporation was approved with respect to the Series B Convertible Preferred Stock and the Series C Convertible Preferred Stock. The Corporation shall not without first obtaining the approval, by written consent, as provided by law, of the holders of 2/3rds of the then outstanding shares of Series B Preferred Stock, to increase or decrease, other than by redemption or conversion, the total number of authorized shares of Series B Preferred Stock, to effect an exchange, reclassification, or cancellation of all or a part of the Series B Preferred Stock, but excluding a stock split, forward split or reverse stock split of the Corporation’s Common Stock or Series B Preferred Stock, to effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock, or to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series. A valuation of the various classes of stock was performed by an independent third party to provide an estimated change in the fair value of each class affected by the amendment. The estimated change to the fair value of the various classes of stock is $721,207.

On April 10, 2015 and December 1, 2014, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, amended the Article of Incorporation to change the par value and number of authorized shares of each class of common and series of preferred stock and authorize a fourth class of preferred stock, Series D Convertible Preferred Stock, in addition to the modification of the attributes and dividends. The disclosures herein reflect these modifications and the changes to the par value have been retroactively reflected throughout.

Reverse Stock Split

In September 2014, Epazz, Inc.’s (the “Company’s”) majority stockholder and sole director (Shaun Passley) approved a 1:10,000 reverse stock split of the Company’s Class A common stock Effective October 6, 2014, the Company affected the 1:10,000 reverse stock split of its Class A common stock. The Company’s Class B common stock and preferred stock were not affected by the reverse stock split. The Company’s new symbol following the reverse split will be EPAZD. The D will be removed in 20 business days. The Company’s new CUSIP number is 29413V 309. In order for the Company to be in compliance with the minimum bid price requirement of $0.01 per share for listing on OTCQB OTC markets. The Company may need to be do reverse split, if the share price falls below $0.01 or if the Company needs to qualify for a national stock exchange.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 2, 2012, the Company issued 1,000 shares of convertible Series A Preferred Stock to the Company’s CEO for services provided and personal guarantees associated with previous acquisition activities. The total fair value of the preferred stock was $229,236 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.

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

Convertible Preferred Stock, Series D

Effective December 18, 2014, the Company has 1,000,000 authorized and zero outstanding shares of $0.01 par value Series D Convertible Preferred Stock (“Series D Preferred Stock”). The Series D Preferred Stock shall carry an 8.0% dividend, payable semiannually at Issuer’s election in either (i) cash or (ii) shares of common stock. Each share of Series D Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days' notice, provided that no conversion will take place until all holders of the Series C Preferred Stock consent to such conversion. The Series D Preferred Stock has preferential voting rights that carry three (3) voting rights for each share issued and outstanding, and shall vote together with the shares of the Common Stock of the Company, and not as a separate class.

Common Stock, Class A

The Company has 9 billion authorized shares of $0.01 par value Class A Common Stock.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class A Common Stock Issuances, 2014:

On January 7, 2014, the Company issued 2,514 shares of Class A Common Stock pursuant to the conversion of $5,028 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 22, 2014, the Company issued 2,500 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 31, 2014, the Company issued 6,667 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 6, 2014, the Company issued 10,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 13, 2014, the Company issued 10,327 shares of Class A Common Stock pursuant to the conversion of $15,491 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 27, 2014, the Company issued 13,333 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 10, 2014, the Company issued 18,000 shares of Class A Common Stock pursuant to the conversion of $18,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 19, 2014, the Company issued 19,700 shares of Class A Common Stock pursuant to the conversion of $19,700 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $27,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2014, the Company issued 20,086 shares of Class A Common Stock pursuant to the conversion of $28,120 of convertible debt held by Asher Enterprises, which consisted of $26,000 of principal and $2,120 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 7, 2014, the Company issued 12,500 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by St. George Investments, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2014, the Company issued 34,167 shares of Class A Common Stock pursuant to the conversion of $41,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 2, 2014, the Company issued 15,190 shares of Class A Common Stock pursuant to the conversion of $15,190 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $30,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 16, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 22, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 24, 2014, the Company granted 1,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On April 28, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 1, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 16,912 shares of Class A Common Stock pursuant to the conversion of $8,456 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 7, 2014, the Company granted 1,000 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On May 22, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 28, 2014, the Company granted 325 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On June 12, 2014, the Company granted 213 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $5,000 short term promissory note. The total fair value of the common stock was $213 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On June 17, 2014, the Company issued 33,433 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2014 the Company issued 27,778 shares of Class A Common Stock to Wellington Shields Holdings, LLC, as a fee for closing on an acquisition. The total fair value of the common stock was $55,556 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 350 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on April 23, 2014 in consideration for a $35,000 short term promissory note. The total fair value of the common stock was $1,050 based on the closing price of the Company’s common stock on the date of grant.

On October 10, 2014 the Company issued 30,000,000 shares of Class A Common to our CEO from a conversion notice from 10,000,000 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

On October 10, 2014 the Company issued 1,500,000 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from 500,000 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

On October 10, 2014 the Company issued 1,400,000 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from 466,667 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

On November 3, 2014 the Company issued 150,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $5,994. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On November 11, 2014 the Company issued 227,273 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On December 4, 2014 the Company issued 700,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $8,442. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On December 10, 2014 the Company issued 1,108,647 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On January 2, 2015 the Company issued 1,695,000 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $2,543. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

Equity Based Debt Settlement Financing, Conversions into Class A Common Stock – IBC Funds, LLC

On February 14, 2014, IBC Funds, LLC (“IBC”) filed a Joint Motion for Approval of Settlement Agreement and Stipulation, and Request for Fairness Hearing in the Circuit Court of the Twelfth Judicial Circuit in and for Sarasota County, Florida, Case No. 2014-CA-000899. IBC has contracted with various note holders of the Company to acquire approximately $314,021 of Company debt and subsequently converted the debt to common stock of the Company at 50% of the lowest trading price over the 15 days prior to, and including the conversion request date pursuant to Section 3(a)(10) of the Securities Act of 1933, which allows the exchange of claims, securities, or property for stock when the arrangement is approved for fairness by a court proceeding. In addition, the Company agreed to issue 7,500 settlement shares to IBC. The Company has agreed to these terms as the acquisition of these debts and subsequent conversion would alleviate a significant portion of the Company’s liabilities. A fairness hearing was held on February 14, 2014 and the arrangement was approved. A total of 304,082 shares of Class A Common Stock was issued, in addition to the 7,500 settlement shares, in complete satisfaction of the debt, as disclosed in detail below.

On February 14, 2014, the Company issued 7,500 settlement shares of Class A Common Stock pursuant to the February 12, 2014 settlement agreement entered into with IBC Funds, LLC. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized. The total fair value of the common stock was $37,500 based on the closing price of the Company’s common stock on the date of grant.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 14, 2014, the Company issued 2,500 shares of Class A Common Stock pursuant to the conversion of $3,750 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2014, the Company issued 10,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 25, 2014, the Company issued 10,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 25, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 28, 2014, the Company issued 14,290 shares of Class A Common Stock pursuant to the conversion of $21,435 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 7, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 11, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2014, the Company issued 10,190 shares of Class A Common Stock pursuant to the conversion of $10,190 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 27, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Convertible Common Stock, Class B

The Company has 60,000,000, authorized shares of $0.01 par value Convertible Class B Common Stock, convertible at the option of the holder into shares of the Company’s Class A Common Stock on a 1:10,000 basis. Effective January 14, 2014, the preferential voting rights of the Convertible Class B Common Stock were changed from preferential voting rights of 2,000 votes to each Class A Common Stock vote (2,000:1) to 10,000 votes to each Class A Common Stock vote (10,000:1). The Company shall reserve and keep available out of its authorized but unissued shares of Class A Common Stock such number of shares sufficient to effect the conversions. Common B was not part of the October 6, 2014 reversed stock split.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which was subsequently paid on September 11, 2014, with the issuance of 11,000 shares of Class A Common Stock in lieu of cash.

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $367,713 based on an independent valuation on the date of grant.

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

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 182,105 shares, consisting of 173,053 previously issued and unvested shares of Class A Common Stock and 9,052 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,116,041 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 1,367 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,377 based on an independent valuation on the date of grant.

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 182,105 common shares, consisting of 173,053 previously issued and unvested shares of Class A Common Stock and 9,052 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,116,041 based on an independent valuation on the date of grant.

Shares of Convertible Series C Preferred Stock Issued for Loan Origination Fees to Related Parties

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

Debt Conversions into Class A Common Stock – Related Parties

On April 2, 2014, the Company issued 25,000 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by Vivienne Passley, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 12,500 shares of Class A Common Stock pursuant to the conversion of $18,750 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Class A Common Stock Issuances, 2013:

Debt Conversions into Class A Common Stock

On January 3, 2013, the Company issued 400 shares of Class A Common Stock pursuant to the conversion of $12,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 19, 2013, the Company issued 882 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 26, 2013, the Company issued 1,075 shares of Class A Common Stock pursuant to the conversion of $17,200 of convertible debt, consisting of $15,500 of principal and $1,700 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 4, 2013, the Company issued 1,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 6, 2013, the Company issued 1,446 shares of Class A Common Stock pursuant to the conversion of $18,800 of convertible debt, consisting of $17,500 of principal and $1,300 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 12, 2013, the Company issued 450 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 14, 2013, the Company issued 5,000 shares of Class A Common Stock pursuant to the conversion of $46,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 2, 2013, the Company issued 1,515 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2013, the Company issued 5,000 shares of Class A Common Stock pursuant to the conversion of $40,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 27, 2013, the Company modified a related party debt and issued 1,424 shares of Class A Common Stock in settlement of $14,239 of related party debt owed to Vivienne Passley, which consisted of $13,000 of principal and $1,239 of accrued and unpaid interest. The total fair value of the common stock was $28,479 based on the closing price of the Company’s common stock on the date of grant, resulting in the recognition of a $14,240 loss on debt settlement.

On April 24, 2013, the Company issued 1,587 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 24, 2013, the Company issued 4,086 shares of Class A Common Stock pursuant to the conversion of $17,160 of convertible debt, consisting of $16,500 of principal and $660 of accrued and unpaid interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 9, 2013, the Company issued 8,000 shares of Class A Common Stock pursuant to the conversion of $26,400 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 10, 2013, the Company issued 2,222 shares of Class A Common Stock pursuant to the conversion of $8,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 30, 2013, the Company issued 15,478 shares of Class A Common Stock pursuant to the conversion of $13,000 of convertible debt, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 7, 2013, the Company issued 4,000 shares of Class A Common Stock pursuant to the conversion of $32,000 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 19, 2013, the Company issued 1,955 shares of Class A Common Stock pursuant to the conversion of $14,663 of convertible debt, which consisted of $10,900 of principal and $3,763 of accrued interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 27, 2013, the Company issued 4,686 shares of Class A Common Stock pursuant to the conversion of $14,838 of convertible debt owed to a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Shares of Class A Common Stock Issued for Services to Related Parties

On March 5, 2013, the Company issued 1,250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on an acquisition loan that originated on September 30, 2010. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 1,250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on two acquisition loans that originated on October 26, 2011. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 2,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 3,550 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 6,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On May 16, 2013, the Company issued 71,053 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.

On May 24, 2013, the Company issued 3,550 shares of Class A Common Stock to Fay Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $71,000 based on the closing price of the Company’s common stock on the date of grant.

On July 5, 2013, the Company issued 2,500 shares of Class A Common Stock to Vivienne Passley, a related party, for providing human resource services. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2013, the Company issued 71,053 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 20,000 shares vested immediately and the remaining 510,526,316 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 250 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $23,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 7, 2013, the Company granted 250 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 12, 2013, the Company issued 500 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $51,000 short term promissory note. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

On August 20, 2013, the Company granted 250 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $3,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 27, 2013, the Company granted 125 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On September 7, 2013, the Company granted 600 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note. The total fair value of the common stock was $6,600 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 20, 2014, the Company entered into a convertible promissory note with Asher Enterprises. The beneficial conversion feature discount resulting from the conversion price that was $0.0333 below the market price of $0.20 on the October 20, 2014 origination date resulted in a debt discount value of $43,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On October 31, 2014, the Company entered into a convertible promissory note with LG Capital. The beneficial conversion feature discount resulting from the conversion price that was $0.04329 below the market price of $0.125 on the October 31, 2014 origination date resulted in a debt discount value of $50,239 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On November 6, 2014, the Company entered into a convertible promissory note with LG Capital. The beneficial conversion feature discount resulting from the conversion price that was $0.04329 below the market price of $0.08171 on the November 6, 2014 origination date resulted in a debt discount value of $33,600 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On December 3, 2014, the Company entered into a convertible promissory note with Asher Enterprises. The beneficial conversion feature discount resulting from the conversion price that was $0.005 below the market price of $0.03 on the December 3, 2014 origination date resulted in a debt discount value of $33,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

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

As of December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $2,437,058 and $1,554,000 of federal net operating loss carryforwards at December 31, 2014 and 2013, respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2029.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s deferred tax asset are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$2,437,058	$1,554,000

Net deferred tax assets before valuation allowance	$852,970	$543,900
Less: Valuation allowance	(852,970)	(543,900)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013. The Company had no uncertain tax positions as of December 31, 2014 and 2013.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2014	2013
Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

Note 19 – Restatement

The condensed consolidated financial statements contained in our Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 requires restatement in order to correct errors related to the following:

The company determined that it had not properly accounted for the September 10, 2014 amendment to its articles of incorporation which affected the valuation of various classes of its common and preferred stock. This resulted in an understatement of the amounts recorded for stock based compensation in the third quarter of 2014. On September 10, 2014, an amendment to the corporation’s Articles of Incorporation was approved and accepted with respect to the Series B Preferred stock and Series C Preferred Stock. Per the amendment which was approved and adopted by the company’s board, the corporation shall not without first obtaining the approval, by written consent, as provided by law, of the holders of 2/3rds of the then outstanding shares of Series B Preferred stock or the Series C Preferred Stock, to increase or decrease, other than by redemption or conversion, the total number of authorized shares of the Series B Preferred stock or the Series C Preferred Stock, to effect an exchange, reclassification, or cancellation of all or a part of the Series B Preferred stock or the Series C Preferred Stock, but excluding a stock split, forward split or reverse stock split of the Corporation’s Common Stock, Series B Preferred stock or the Series C Preferred Stock, to effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of Series B Preferred Stock or Series C Preferred stock, or to alter or change the rights, preferences or privileges of the shares of Series B Preferred Stock so as to affect adversely the shares of such series.

A valuation of the various classes of stock was performed by an independent third party to provide an estimated change in the fair value of each class affected by the amendment. The estimated change to the fair value of the various classes of stock is $721,207.

EPAZZ, INC.

CONSOLIDATED BALANCE SHEETS

	As Originally Reported		AS RESTATED
	September 30, 2014	Adjustments	September 30, 2014
Assets
Current assets:
Cash	$71,963	$–	$71,963
Accounts receivable, net	256,617	–	256,617
Other current assets	131,392	–	131,392
Total current assets	459,972	–	459,972

Property and equipment, net	115,470	–	115,470
Intangible assets, net	451,391	–	451,391
Goodwill	1,355,361	–	1,355,361

Total assets	$2,382,194	$–	$2,382,194

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Dividends payable	$–	$–	$–
Accounts payable	339,540	–	339,540
Accrued expenses	213,022	–	213,022
Accrued expenses, related parties	–	–	–
Deferred revenue	592,408	–	592,408
Lines of credit	83,260	–	83,260
Current maturities of capital lease obligations payable	7,031	–	7,031
Current maturities of notes payable, related parties ($1,066,073 currently in default)	1,186,618	–	1,186,618
Convertible debts, net of discounts of $131,774 and $105,300, respectively ($60,674 currently in default)	152,275	–	152,275
Current maturities of long term debts	809,177	–	809,177
Derivative Liabilities	–	–	–
Total current liabilities	3,383,331	–	3,383,331

Notes payable, related parties	–	–	–
Convertible debts, net of discounts of $0 and $4,283, respectively	–	–	–
Long term debts, net of current maturities	911,467	–	911,467
Total liabilities	4,294,798	–	4,294,798

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,932,755,533 shares issued and outstanding	294,372	–	294,372
Common stock, Class A, $0.0001 par value, 9,000,000,000 shares authorized, 37,557,842 and 346,836 shares issued and outstanding, respectively	721,338	–	721,338
Convertible common stock, Class B, $0.0001 par value, 60,000,000 shares authorized, 23,000,000 and 10,500,000 shares issued and outstanding, respectively	2,300	–	2,300
Additional paid in capital	9,290,110	721,207	10,011,317
Stockholders' payable, consisting of 19,000,000 shares of Series C Convertible Preferred Stock and 28,875,000 shares of Class A Common Stock	–		–
Stockholders' receivable, consisting of -0- and 20,000,000 shares of Class A Common Stock, respectively	–	–	–
Accumulated deficit	(12,220,724)	(721,207)	(12,941,931)
Total stockholders' equity (deficit)	(1,912,604)	–	(1,912,604)

Total liabilities and stockholders' equity (deficit)	$2,382,194	$–	$2,382,194

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ending September 30, 2014
	As Originally Reported	Adjustments	As RESTATED

Revenue	$361,150	$–	$361,150

Expenses:
General and administrative	113,308	–	113,308
Salaries and wages	209,667	721,207	930,874
Depreciation and amortization	55,156	–	55,156
Bad debts (recoveries)	30,813	–	30,813
Total operating expenses	408,944	721,207	1,130,151

Net operating loss	(47,794)	(721,207)	(769,001)

Other income (expense):
Interest Income	–	–	–
Interest expense	(194,583)	–	(194,583)
Loss on debt modifications, related parties	–	–	–
Other Income / (Expense)	19,251		19,251
Change in derivative liabilities	–	–	–
Total other income (expense)	(175,332)	–	(175,332)

Net loss	$(223,126)	$(721,207)	$(944,333)

Weighted average number of common shares outstanding - basic and fully diluted	7,052,068,854	7,052,068,854	7,052,068,854

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

EPAZZ, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ending September 30, 2014
	As Originally Reported	Adjustments	As RESTATED

Revenue	$941,227	$–	$941,227

Expenses:
General and administrative	683,447	–	683,447
Salaries and wages	2,654,666	721,207	3,375,873
Depreciation and amortization	152,711	–	152,711
Bad debts (recoveries)	25,551	–	25,551
Total operating expenses	3,516,375	721,207	4,237,582

Net operating loss	(2,575,148)	(721,207)	(3,296,355)

Other income (expense):
Interest income	55	–	55
Interest expense	(1,212,360)	–	(1,212,360)
Loss on debt modifications, related parties	(172,864)	–	(172,864)
Other Income / (Expense)	19,251		19,251
Change in derivative liabilities	(777,664)	–	(777,664)
Total other income (expense)	(2,143,582)	–	(2,143,582)

Net loss	$(4,718,730)	$(721,207)	$(5,439,937)

Weighted average number of common shares outstanding - basic and fully diluted	5,563,139,967	5,563,139,967	5,563,139,967

Net loss per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)

EPAZZ, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	As Originally Reported		As RESTATED
	September 30, 2014	Adjustments	September 30, 2014
Cash flows from operating activities
Net loss	$(4,718,730)	$(721,207)	$(5,439,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	25,551	–	25,551
Depreciation and amortization	41,452	–	41,452
Impairment of intangible assets	111,259	–	111,259
Amortization of deferred financing costs	317,789	–	317,789
Amortization of discounts on convertible debts	495,683	–	495,683
Loss on debt modifications, related parties	172,864	–	172,864
Loss on default provisions of convertible debt	77,375	–	77,375
Change in fair market value of derivative liabilities	777,664	–	777,664
Stock based compensation issued for services	93,056	–	93,056
Stock based compensation issued for services, related parties	2,243,402	721,207	2,964,609
Decrease (increase) in assets:
Accounts receivable	1,130	–	1,130
Other current assets	48,035	–	48,035
Increase (decrease) in liabilities:			–
Accounts payable	(395,307)	–	(395,307)
Accrued expenses	81,049	–	81,049
Accrued expenses, related parties	57,450	–	57,450
Deferred revenues	270,277	–	270,277
Net cash provided by (used in) operating activities	(300,001)	–	(300,001)

Cash flows from investing activities
Cash acquired in merger	736	–	736
Purchase of equipment	(43,512)	–	(43,512)
Acquisition of subsidiaries	(582,945)	–	(582,945)
Net cash used in investing activities	(625,721)	–	(625,721)

Cash flows from financing activities
Payments on capital lease obligations payable	(10,392)	–	(10,392)
Proceeds from notes payable, related parties	774,524	–	774,524
Repayment of notes payable, related parties	(82,879)	–	(82,879)
Proceeds from convertible notes	–	–	–
Repayment of convertible notes	(1,500)	–	(1,500)
Proceeds from long term debts	582,206	–	582,206
Repayment of long term debts	(472,841)	–	(472,841)
Net cash provided by financing activities	789,118	–	789,118

Net increase (decrease) in cash	(136,604)	–	(136,604)
Cash - beginning	208,567	–	208,567
Cash - ending	$71,963	$–	$71,963

Supplemental disclosures:
Interest paid	187,563	–	187,563
Income taxes paid	–	–	–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$611,988	$–	$611,988
Value of shares issued for conversion of debt	$533,360	$–	$533,360
Value of shares issued for conversion of debt, related parties	$112,183	$–	$112,183
Shares issued for dividend payable	$11,000	$–	$11,000
Discount on derivatives	$422,240	$–	$422,240
Beneficial conversion feature	$35,028	$–	$35,028
Deferred financing costs	$391,102	$–	$391,102
Value of derivative adjustment due to debt conversions	$1,199,904	$–	$1,199,904
Dividends payable declared	$–	$–	$–

Note 20 – Subsequent Events

Formation of Subsidiary – ZCollars, Inc., March 11, 2015

On March 11, 2015, the Board of Directors, consisting solely of Shaun Passley, Ph.D., the Company’s majority shareholder, approved the formation of a new wholly-owned subsidiary of the Company named ZCollars, Inc. The Company plans to file a non-provisional patent application to develop a dog collars that allows for better tracking dogs.

Debt Financing

On January 30, 2015, the Company entered into an equipment financing agreement with CIT Finance for a total of $100,000 bearing an effective interest rate of 10.9%, consisting of 36 monthly payments of $3,210; maturing on January 30, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On January 27, 2015, the Company entered into an equipment financing agreement with Direct Credit for a total of $50,000 bearing an effective interest rate of 19.7%, consisting of 36 monthly payments of $1,793; maturing on January 27, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On February 20, 2015, the Company entered into an equipment financing agreement with Safe Leasing for a total of $37,500 bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,549; maturing on February 20, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

Convertible Debt Financing

Originated March 18, 2015, a $6,250 unsecured promissory note payable, including a $1,250 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 18, 2015. The note also carries a liquidated damages fee of $1,000 upon default.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated January 22, 2015, an unsecured $47,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated February 24, 2015, an unsecured $48,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated March 3, 2015, an unsecured $21,875 promissory note payable, including a $4,375 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on October 3, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Convertible Debt Financing

Originated January 7, 2015, an unsecured $42,323.64 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“One Magna Group Note”) owed to Magna Group, LLC, consisting of one partial note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $75,000 of principal and $9,647.28 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal of $42,323.64 was subsequently converted to a total of 30,945 shares of common stock over various dates from January 7, 2015 to March 18, 2015 in complete satisfaction of the debt.

Originated January 7, 2015, an unsecured $17,500 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“Two Magna Group Note”) owed to Magna Group, LLC. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

On January 29, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The One KBM Note had a maturity date of November 2, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the One KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the One KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Originated February 13, 2015, an unsecured $127,812.50 convertible promissory note, carries a 15% interest rate, matures on January 7, 2016, (“IBC Note”) owed to IBC Funds, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $106,000 of principal and $21,812.5 of accrued interest and fees. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. IBC Funds did not complete the require payments under the debt purchase agreement, therefore the ownership of the note was returned to Star Financial Corporation.

Originated February 17, 2015, an unsecured $22,542.47 convertible promissory note, carries a 5% interest rate, matures on February 17, 2016, (“Blackbridge Note”) owed to Blackbridge Capital, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $20,000 of principal and $2,542.47 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The assigned principal of $22,542.47 was subsequently converted to a total of 187,300,733 shares of common stock over various dates from February 17, 2015 to March 5, 2015 in complete satisfaction of the debt.

Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2014, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2014, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Conversions into Class A Common Stock

Debt Conversion by JMJ Financial

On January 2, 2015, the Company issued 1,695,000 shares   of Class A Common Stock pursuant to the conversion of $2,542.50 of convertible debt held by JMJ Financial which consisted of $2,542.50 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 21, 2015, the Company issued 1,950,000 shares of Class A Common Stock pursuant to the conversion of $2,925 of convertible debt held by JMJ Financial, which consisted of $2,925 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 4, 2015, the Company issued 1,958,000 shares of Class A Common Stock pursuant to the conversion of $1,762.20 of convertible debt held by JMJ Financial, which consisted of $1,762.20 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by LG Capital Funding LLC

On January 7, 2015, the Company issued 1,774,082 shares of Class A Common Stock pursuant to the conversion of $2,998.20 of convertible debt held by LG Capital Funding LLC, which consisted of $2,958 of principal, $40.20 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 19, 2015, the Company issued 35,360,512 shares of Class A Common Stock pursuant to the conversion of $3,447.65 of convertible debt held by LG Capital Funding LLC, which consisted of $3,350 of principal, $97.65 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 12, 2015, the Company issued 1,757,230 shares of Class A Common Stock pursuant to the conversion of $1,256.42 of convertible debt held by LG Capital Funding, LLC, which consisted of $1,230 of principal, $26.42 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by St. George Investments, LLC

On January 9, 2015, the Company issued 3,400,000 shares of Class A Common Stock pursuant to the conversion of $4,896 of convertible debt held by St. George Investments, LLC, which consisted of $4,896 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 5, 2015, the Company issued 3,550,000 shares of Class A Common Stock pursuant to the conversion of $3,408 of convertible debt held by St. George Investments, LLC, which consisted of $3,408 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 11, 2015, the Company issued 3,550,000 shares of Class A Common Stock pursuant to the conversion of $3,408 of convertible debt held by St. George Investments, LLC, which consisted of $3,408 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 18, 2015, the Company issued 3,750,000 shares of Class A Common Stock pursuant to the conversion of $2,700 of convertible debt held by St. George Investments, LLC, which consisted of $2,700 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 26, 2015, the Company issued 70,000,000 shares of Class A Common Stock pursuant to the conversion of $8,400 of convertible debt held by St. George Investment LLC, which consisted of $8,400 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 24, 2015, the Company issued 89,000,000 shares of Class A Common Stock pursuant to the conversion of $5,340 of convertible debt held by St. George Investment LLC, which consisted of $5,340 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debt Conversion by Magna Equities LLC

On January 7, 2015, the Company issued 3,756,980 shares of Class A Common Stock pursuant to the conversion of $7,323.64 of convertible debt held by Magna Equities LLC, which consisted of $7,323.64 principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 30, 2015, the Company issued 4,090,910 shares of Class A Common Stock pursuant to the conversion of $4,500 of convertible debt held by Magna Equities LLC, which consisted of $4,500 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 12, 2015, the Company issued 3,756,980 shares of Class A Common Stock pursuant to the conversion of $2,800 of convertible debt held by Magna Equities LLC, which consisted of $2,800 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 20, 2015, the Company issued 5,291,006 shares of Class A Common Stock pursuant to the conversion of $3,000 of convertible debt held by Magna Equities LLC, which consisted of $3,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 25, 2015, the Company issued 28,000,000 shares of Class A Common Stock pursuant to the conversion of $14,000 of convertible debt held by Magna Equities LLC, which consisted of $14,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 15,003,751 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by Magna Equities LLC, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 10, 2015, the Company issued 52,238,806 shares of Class A Common Stock pursuant to the conversion of $3,500 of convertible debt held by Magna Equities LLC, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 13, 2015, the Company issued 54,135,139 shares of Class A Common Stock pursuant to the conversion of $7,200 of convertible debt held by Magna Equities LLC, which consisted of $7,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 16, 2015, the Company issued 53,731,344 shares of Class A Common Stock pursuant to the conversion of $3,600 of convertible debt held by Magna Equities LLC, which consisted of $3,600 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by IBC Funds LLC

On February 13, 2015, the Company issued 12,000,000 shares of Class A Common Stock pursuant to the conversion of $7,260 of convertible debt held by IBC Funds LLC, which consisted of $7,260 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2015, the Company issued 12,000,000 shares of Class A Common Stock pursuant to the conversion of $5,280 of convertible debt held by IBC Funds LLC, which consisted of $5,280 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 20,000,000 shares of Class A Common Stock pursuant to the conversion of $2,200 of convertible debt held by IBC Funds LLC, which consisted of $2,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2015, the Company issued 20,000,000 shares of Class A Common Stock pursuant to the conversion of $2,200 of convertible debt held by IBC Funds LLC, which consisted of $2,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 9, 2015, the Company issued 20,000,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 13, 2015, the Company issued 20,000,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 18, 2015, the Company issued 20,000,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 23, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 27, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 31, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 1, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 5, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by Blackbridge Capital LLC

On February 18, 2015, the Company issued 14,876,033 shares of Class A Common Stock pursuant to the conversion of $9,000 of convertible debt held by Blackbridge Capital LLC, which consisted of $9,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2015, the Company issued 30,000,000 shares of Class A Common Stock pursuant to the conversion of $3,000 of convertible debt held by Blackbridge Capital LLC, which consisted of $3,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 26, 2015, the Company issued 37,000,000 shares of Class A Common Stock pursuant to the conversion of $3,700 of convertible debt held by Blackbridge Capital LLC, which consisted of $3,700 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 2, 2015, the Company issued 40,000,000 shares of Class A Common Stock pursuant to the conversion of $4,000 of convertible debt held by Blackbridge Capital LLC, which consisted of $4,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2015, the Company issued 28,424,700 shares of Class A Common Stock pursuant to the conversion of $2,842.47 of convertible debt held by Blackbridge Capital LLC, which consisted of $2,842.47 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred C Stock

On January 21, 2015, the Company issued 12,564,800 shares of Preferred C Stock pursuant to the exchange agreement with our CEO in exchange for 12,564,800 shares of Class A Common Stock.

On February 13, 2015, the Company issued 210,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 70,000,000 shares of Preferred C Stock.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common A Issuance

On April 30, 2015, the Company issued 450,000,000 shares of Common A Stock to our CEO for services.

Debt Conversion by Related Party

On March 2, 2015, the Company issued 64,000,000 shares of Class A Common Stock pursuant to the conversion of $21,416.10 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $18,750 of principal and $2,666.10 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 44,000,000 shares of Class A Common Stock pursuant to the conversion of $3,300 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $3,300 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 11, 2015, the Company issued 22,000,000 shares of Class A Common Stock pursuant to the conversion of $1,650 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $1,650 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 24, 2015, the Company issued 40,000,000 shares of Class A Common Stock pursuant to the conversion of $4,666.10 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal and $2,666.10 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 3, 2015, the Company issued 57,000,000 shares of Class A Common Stock pursuant to the conversion of $2,850 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $2,850 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2015, the Company issued 40,000,000 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 14, 2015, the Company issued 100,000,000 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $5,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion

On April 13, 2015, the Company issued 110,500,000 shares of Class A Common Stock pursuant to the conversion of $11,050 of convertible debt held by Michael Dobbs, which consisted of $7,333.33 of principal and $3,716.67 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 13, 2015, the Company issued 110,500,000 shares of Class A Common Stock pursuant to the conversion of $11,050 of convertible debt held by Ronald Aarons, which consisted of $7,333.33 of principal and $3,716.67 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 13, 2015, the Company issued 110,500,000 shares of Class A Common Stock pursuant to the conversion of $11,050 of convertible debt held by Scott Sanchez, which consisted of $7,333.33 of principal and $3,716.67 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2014 for the following reasons.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting through the date of this report or during the quarter ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of December 31, 2014 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Zinergy (DBA) formerly Cynergy Software, Asset Purchase

On March 13, 2014, the Company entered into an Asset Purchase Agreement with Cynergy Corporation, an Oklahoma corporation (“Cynergy”). Pursuant to the Purchase Agreement, we purchased substantially all of the intangible assets and certain tangible assets used in connection with Cynergy’s help desk software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $75,000, of which $25,000 was paid at the closing, $25,000 was paid within fifteen (15) days after the closing and the remaining $25,000 was paid within forty (40) days after the closing. We did not purchase and Cynergy agreed to retain and be responsible for any and all liabilities of Cynergy Corporation. The acquisition was financed in part with a software financing agreement. Financing agreement has a lien against the software assets.

Zinergy Service Desk Software is very customizable for your business processes. Integrate Zinergy with just about every other business tool you can think of. Help Desk Support Software, Help Desk Ticketing Software, Customer Support Software, HRIS Ticketing Solution and much more.

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

Interaction Technology, Inc., Asset Purchase Agreement

On December 29, 2014, The Company through a newly-formed wholly-owned Illinois subsidiary, Interaction Technology, Inc. (“Interact”), closed on an Asset Purchase Agreement (“APA”) with Interaction Technology, Inc., an Arizona corporation (“Inter”). Pursuant to the APA, we purchased substantially all of the seller’s assets, including intangible assets and certain tangible assets used in connection with Interaction’s software business, including all of its intellectual property, its business trademarks and copyrights, equipment, computers, software, machinery and accounts receivable in consideration for an aggregate of $600,000, of which $250,000 was paid at the closing, and $150,000 was financed by way of a Promissory Note (the “Inter Note1”) and $200,000 was financed by way of a Promissory Note (the "Inter Note2"). The terms of the Inter Note1 include interest at 0% per annum, no payments of either principal or interest for thirty (30) days after Closing and four monthly principal payments of $37,500 commencing thereafter, no prepayment penalty. The terms of the Inter Note2 include interest at 6% per annum, no payments of either principal or interest for thirty (160) days after Closing and 18 monthly principal and interest payments of $11,881.03 commencing thereafter, no prepayment penalty. The Inter Note 1 and Inter Note2 is unsecured. We did not purchase and Inter agreed to retain and be responsible for any and all liabilities of Inter.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our executive officers and director and their ages as of May 6, 2015 are as follows:

NAME	AGE	POSITION

Shaun Passley, Ph.D.	37	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors

Craig Passley	43	Secretary

Set forth below is a brief description of the background and business experience of our executive officers and director.

Shaun Passley, Ph.D.

Shaun Passley, Ph.D. has been the President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors since our inception in March 2000. Dr. Passley obtained his Bachelor’s degree from De Paul University in Finance in 2000, his Master’s Degree from DePaul University in Information Technology in 2006, his MBA from Benedictine University in 2007, Master’s Degree from Northwestern University in Product Development in 2011 and Ph.D. from Benedictine University in 2014. Dr. Passley is a candidate for Masters of Law in Intellectual Property for Northwestern University expected to graduate in 2016.

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

Nominating Committee. We do not have a Nominating Committee or Nominating Committee Charter. Our board of directors (consisting solely of Dr. Passley) performs some of the functions associated with a Nominating Committee. We elected not to have a Nominating Committee during the year ended December 31, 2014, in that we had only two officers and one director.

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

Report of the Audit Committee

Our board of directors has reviewed and discussed our audited financial statements for the fiscal year ended December 31, 2014 with senior management. The board of directors has also discussed with M&K CPAS, PLLC, our independent auditors, the matters required to be discussed by the statement on Auditing Standards No. 61 (Communication with Audit Committees) and received the written disclosures and the letter from M&K required by Independence Standards Board Standard No. 1 (Independence Discussion with Audit Committees). The board of directors has discussed with M&K the independence of M&K as our auditors. Finally, in considering whether the independent auditors provision of non-audit services to us is compatible with the auditors’ independence for M&K, our board of directors has recommended that our audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for filing with the United States Securities and Exchange Commission. Our board of directors did not submit a formal report regarding its findings.

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

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Our Board of Directors, currently consisting solely of Shaun Passley, Ph.D., does not currently receive any consideration for its service as a member of the Board of Directors. The Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

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

Summary Compensation Table

The following table sets forth the compensation of our executive officers for the years ended December 31, 2014, 2013 and 2012, respectively:

			Stock	All Other
Name and Principal Position	Year	Salary	Awards	Compensation	Total
Shaun Passley, Ph.D.,(1)	2014	$23,000	$2,280,979(2-5)	$-0-	$2,303,979
Chief Executive Officer, Chief Financial Officer,	2013	$108,016	$1,499,500(2-5)	$-0-	$1,607,516
and Chairman of the Board of Directors	2012	$82,816	$758,236(6-10)	$-0-	$841,052

_______________

(1)	Other than the named executive officer above, the Company had no other executive officers who made more than $100,000 in total compensation for the years ended December 31, 2014, 2013 or 2012.
(2)	On January 17, 2014, the Company issued 600,000,000 of Preferred C Stock to the Company’s CEO in exchange for 60,000 of Common A in consideration of the employment and shares vested immediately.
(3)	On March 22, 2014, the Company issued 1,821,052,632 of Preferred C Stock to the Company’s CEO in exchange for 182,105 of Common A in consideration of the employment and shares vested immediately.
(4)	On July 8, 2013, the Company issued 7 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 20,000 shares vested immediately and the remaining 51,052 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 was expensed during 2013 and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.
(5)	On May 16, 2013, the Company issued 7 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.
(6)	On March 16, 2013, the Company issued 5,000,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $9,500 based on the closing price of the Company’s common stock on the date of grant.
(7)	On March 5, 2013, the Company issued 2 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.
(8)	On July 1, 2012, the Company issued 3,000,000 shares of Convertible Class B Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The fair value of the class B common stock was $24,000 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(9)	On July 2, 2012, the Company issued 1,000 shares of convertible Series A Preferred Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer for services provided and personal guaranties associated with previous acquisition activities. The total fair value of the preferred stock was $229,236 based on valuations performed using an option-pricing method based on the Company’s publicly traded common stock on the date of grant, and a 5% discount for lack of marketability.
(10)	On July 19, 2012, the Company issued 1 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for providing a personal guaranty and collateral on twelve loans over the past 10 years. The total fair value of the common stock was $375,000 based on the closing price of the Company’s common stock on the date of grant.

(11)	On August 27, 2012, the Company issued 1 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for providing product development services. The total fair value of the common stock was $130,000 based on the closing price of the Company’s common stock on the date of grant.
(12)	On September 6, 2012, the Company issued 100,000shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. No shares have yet vested; therefore the fair value of $6,000,000 was excluded from compensation. The services performed and vesting periods are as follows:

Vesting	Shares	Fair
Terms	Granted	Value(e)	Services Performed
(a)	25,000	$ 1,500,000	Base salary of 25 million shares per year over a ten year term
(b)	22,504	1,350,000	Compensation bonus for services provided
(b)	2500	150,000	Compensation for services provided related to the acquisition of IntelliSys
(b)	2500	150,000	Compensation for services provided related to the acquisition of PRM
(b)	2500	150,000	Compensation for services provided related to the acquisition of DFI
(b)	2500	150,000	Compensation for services provided related to the acquisition of K9 Bytes
(b)	2500	150,000	Compensation for services provided related to the acquisition of AutoHire Software
(b)	3,333	200,000	Compensation for services provided related to the acquisition of MS Health
(c)	3,333	200,000	Compensation for services provided related to the acquisition of a future acquisition
(b)	3,333	200,000	Compensation for use of the CEO's personal residence as collateral on various loans
(d)	29,999	1,800,000	Compensation for future use of the CEO's personal residence as collateral on various loans
	100,002	$ 6,000,000

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

(13)	On July 29, 2010, the Company issued 1 shares of Class A Common Stock to Shaun Passley, Ph.D., the Company’s sole director and Chief Executive Officer as compensation for management services rendered. On May 11, 2011, the compensation agreement was amended such that the 1 shares will be earned over five years, monthly, following the first year when revenues exceed $2 million. The fair value of the common stock exchanged was $800,000 based on the closing stock price at the date of agreement. None of these shares have vested as of the date of this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on July 13, 2014, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 679,673 shares of Class A Common Stock issued and outstanding, 23,000,000 shares of our Convertible Class B Common Stock issued and outstanding (which each vote 10,000 voting shares), 1,000 shares of Series A Convertible Preferred Stock (which are convertible at any time into shares totaling 60% of our outstanding Class A Common Stock) and 1,000 shares of Series B Convertible Preferred Stock (which are convertible at any time into shares totaling 10% of our outstanding Class A Common Stock) issued and outstanding as of July 13, 2014.

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

(7) Related Party, Vivienne Passley is the aunt of the Company’s CEO, Shaun Passley, Ph.D..

(8) Includes 50 shares held in the name of IT Business Solutions Group, Inc., which is a defunct entity. Dr. Passley beneficially owns the shares.

(9) Includes 2,823 million shares held in the name of GG Mars Capital, Inc., which is 100% owned by Vivienne Passley.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Related Party Debt Financing Arrangements

On August 15, 2013, GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO, acquired a note from another independent lender and the Company subsequently exchanged the promissory note for an unsecured $14,838 convertible promissory note that carried an 11% interest rate (“First GG Mars Note”). The principal and interest was convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest closing prices of the Company’s common stock for the one hundred and twenty (120) days prior to the conversion date, or $0.00001 per share, whichever was greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The principal of $14,838 was immediately converted at the election of the note holder into 46,857 shares.

On July 7, 2012, the Company issued an unsecured $440,849 convertible promissory note due to a related party, which carries a 10% interest rate (“Star Convertible Note”), and matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 50,000,000 shares pursuant to debt conversion on September 15, 2012, $46,000 into 5,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 5,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 8,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into another 4,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 12,500 shares pursuant to debt conversion on April 7, 2014, $20,000 into 20,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 15,000 shares pursuant to the final debt conversion on May 22, 2014. The outstanding balance of this note is $-0- and $46,449 at December 31, 2014 and December 31, 2013 respectively.

We borrow money from our Chief Executive Officer, Shaun Passley, Ph.D. and other related parties periodically under verbal agreements. We owed $-0- and $46,449 as of December 31, 2014 and 2013, respectively. A total of $46,449 was repaid by the CEO during the year ended December 31, 2014.

On September 10, 2014, an amendment to the corporation’s Articles of Incorporation was approved with respect to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. With regard to each series of preferred stock, the Corporation shall not without first obtaining the approval, by written consent, as provided by law, of the holders of 2/3rds of the then outstanding shares of each respective series of Preferred Stock, to increase or decrease, other than by redemption or conversion, the total number of authorized shares of each respective series of Preferred Stock , to effect an exchange, reclassification, or cancellation of all or a part of each respective series of Preferred Stock, but excluding a stock split, forward split or reverse stock split of the Corporation’s Common Stock or series B Preferred Stock, to effect an exchange, or create a right of exchange, of all or part of the shares of another class of shares into shares of any series of Preferred Stock, or to alter or change the rights, preferences or privileges of the shares of any series of Preferred Stock so as to affect adversely the shares of such series. With respect to the Class B Common Stock, the amendment as approved stipulates that The Corporation will take all such action as may be necessary or appropriate in order to protect the Conversion rights of the holders of Class B Common Stock against impairment as a result of any reorganization, transfer of assets, merger, dissolution, issue or sale of securities or any other voluntary action.

A valuation of the various classes of stock was performed by an independent third party to provide an estimated change in the fair value of each class affected by the amendment. The estimated change to the fair value of the various classes of stock is $721,207. The market value of equity was estimated with the market price of the Company's Class A common stock as of September 10, 2014 according to Capital IQ.

Related Party Equity Issuances

Debt Conversions into Class A Common Stock

On April 2, 2014, the Company issued 25,000 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by Vivienne Passley, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 12,500 shares of Class A Common Stock pursuant to the conversion of $18,750 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 20,000 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 22, 2014, the Company issued 15,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 17, 2014, the Company issued 33,433 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Conversions of Series C Preferred Stock into Class A Common Stock

On October 10, 2014 the Company issued 30,000,000 shares of Class A Common to our CEO from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

On October 10, 2014 the Company issued 1,500,000 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

On October 10, 2014 the Company issued 1,400,000 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion

Loss on Convertible Debt Modification to Related Party

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

Shares of Class A Common Stock Issued for Services to Related Parties

On March 5, 2013, the Company issued 1250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on an acquisition loan that originated on September 30, 2010. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 1250 shares of Class A Common Stock to Vivienne Passley, a related party, for providing a personal guaranty on two acquisition loans that originated on October 26, 2011. The total fair value of the common stock was $25,000 based on the closing price of the Company’s common stock on the date of grant.

On March 5, 2013, the Company issued 20,000 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $400,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On March 20, 2013, the Company issued 3550 shares of Class A Common Stock to Vivienne Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $35,500 based on the closing price of the Company’s common stock on the date of grant.

On March 20, 2013, the Company issued 6,000 shares of Class A Common Stock to Craig Passley, a related party, for providing corporate secretary services from 2012 to 2021. The total fair value of the common stock was $60,000 based on the closing price of the Company’s common stock on the date of grant, which is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. A total of $6,000 was expensed related to the vested services for the year ended December 31, 2012. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

On May 16, 2013, the Company issued 71,053 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services. The total fair value of the common stock was $1,350,000 based on the closing price of the Company’s common stock on the date of grant.

On May 24, 2013, the Company issued 3,550 shares of Class A Common Stock to Fay Passley, a related party, for providing collateral on acquisition loans that originated on September 30, 2010 and October 26, 2011. The total fair value of the common stock was $71,000 based on the closing price of the Company’s common stock on the date of grant.

On July 5, 2013, the Company issued 2,500 shares of Class A Common Stock to Vivienne Passley, a related party, for providing human resource services. The total fair value of the common stock was $15,000 based on the closing price of the Company’s common stock on the date of grant.

On July 8, 2013, the Company issued 71,052 shares of Class A Common Stock to the Company’s CEO in consideration for providing product development services, of which 200,000,000 shares vested immediately and the remaining 51,052 shares will be vested once the Company reports revenue of $10 million in a calendar year. The total fair value of the common stock was $497,368 based on the closing price of the Company’s common stock on the date of grant, of which $140,000 is being expensed and $357,368 is presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

Shares of Class A Common Stock Issued for Loan Origination Fees to Related Parties

On July 19, 2013, the Company issued 250 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $23,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant.

On July 31, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $4,200 based on the closing price of the Company’s common stock on the date of grant.

On August 2, 2013, the Company issued 300 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,000 short term promissory note. The total fair value of the common stock was $5,100 based on the closing price of the Company’s common stock on the date of grant.

On August 7, 2013, the Company granted 250 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $24,000 short term promissory note. The total fair value of the common stock was $4,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 12, 2013, the Company issued 500 shares of Class A Common Stock to Vivienne Passley, a related party, as a loan origination cost in consideration for a $51,000 short term promissory note. The total fair value of the common stock was $7,000 based on the closing price of the Company’s common stock on the date of grant.

On August 20, 2013, the Company granted 250 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $25,000 short term promissory note. The total fair value of the common stock was $3,250 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On August 27, 2013, the Company granted 125 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $12,500 short term promissory note. The total fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

On September 7, 2013, the Company granted 600 shares of Class A Common Stock to GG Mars Capital, Inc., a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $65,000 short term promissory note. The total fair value of the common stock was $6,600 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on November 13, 2013.

Convertible Common Stock, Class B, Related Parties

On March 22, 2014, the Company issued 12,500,000 shares of Convertible Class B Common Stock to the Company’s CEO in consideration for providing services. The total fair value of the common stock was $44,737 based on the closing price of the Company’s common stock on the date of grant.

Dividends Payable

On January 1, 2013, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 2012. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2013 accrue quarterly, resulting in a dividend payable of $11,000, which can be paid in cash or in shares of Class A Common Stock in lieu of cash. These Dividends are payable to related parties. On September 11, 2014 the Company issued a total of 11,000 shares of Class A Common Stock amongst three related party Convertible Series B Preferred Stockholders pursuant to the dividend payable of $11,000 that was earned at a rate of 1.5% of the Company’s revenues for the 2013 calendar year. The total fair value of the common stock was $11,000 based on the closing price of the Company’s common stock on the date of grant.

On May 6, 2015, the Company declared and accrued dividends quarterly on its Convertible Series B Preferred Stock pursuant to the recognition of revenues in excess of $1 million during the year ended December 31, 201. Dividends equal to 1.5% of the Company’s revenues per quarter during the year ending December 31, 2015 accrue quarterly, resulting in a dividend payable of $23,404, which can be paid in cash or in shares of Class A Common Stock in lieu of cash. These Dividends are payable to related parties. The dividend will be paid in the second quarter.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for 2014 and 2012.

	2014	2013
Audit fees:
M&K CPAS, PLLC	$20,000	$16,500
Audit-related fees:
M&K CPAS, PLLC	–	–
Tax fees:
M&K CPAS, PLLC	–	–
All other fees:	–	–
Total fees paid or accrued to our principal accountant	$20,000	$16,500

We do not have an Audit Committee. Our board of directors acted as the Company's Audit Committee during fiscal 2014, recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors’ independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

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

Tax Fees: Consist of the aggregate fees, including expenses, billed by principal accountants for tax compliance, tax advice and tax planning.

PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Filed	Incorporated by reference
Exhibit	Exhibit Description	herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.		10-Q	03/31/13	X	06/14/13
10.2	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company		10-Q	03/31/13	X	06/14/13
10.3	Promissory Note with Star Financial Corporation, April 1, 2013		10-Q	06/30/13	X	08/19/13
10.4	Promissory Note with Star Financial Corporation, April 12, 2013		10-Q	06/30/13	X	08/19/13
10.5	Promissory Note with Star Financial Corporation, May 16, 2013		10-Q	06/30/13	X	08/19/13
10.6	Promissory Note with Star Financial Corporation, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.7	First JMJ Financial Convertible Promissory Note, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.8	Software Finance Agreement with CIT Finance, LLC, May 1, 2013		10-Q	06/30/13	X	08/19/13
10.9	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013		10-Q	06/30/13	X	08/19/13
10.10	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013		10-Q	06/30/13	X	08/19/13
10.11	Business Loan Agreement with WebBank, June 19, 2013		10-Q	06/30/13	X	08/19/13
10.12	First Amendment to Executive Employment Agreement, August 16, 2013		10-Q	06/30/13	X	08/19/13
10.13	Promissory Note with Vivienne Passley, July 19, 2013		10-Q	09/30/13	X	11/19/13
10.14	Promissory Note with Vivienne Passley, August 12, 2013		10-Q	09/30/13	X	11/19/13
10.15	Promissory Note with Star Financial Corporation, July 31, 2013		10-Q	09/30/13	X	11/19/13
10.16	Promissory Note with Star Financial Corporation, August 2, 2013		10-Q	09/30/13	X	11/19/13
10.17	Promissory Note with Star Financial Corporation, August 7, 2013		10-Q	09/30/13	X	11/19/13
10.18	Promissory Note with Star Financial Corporation, August 27, 2013		10-Q	09/30/13	X	11/19/13
10.19	Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.20	Promissory Note with GG Mars Capital, Inc., September 7, 2013		10-Q	09/30/13	X	11/19/13
10.21	Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.22	Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013		10-Q	09/30/13	X	11/19/13
10.23	Convertible Promissory Note with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.24	Note Purchase Agreement with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.25	Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.26	Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.27	Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.28	Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.29	Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.30	Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.31	Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013		10-Q	09/30/13	X	11/19/13
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Labels Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

___________

* To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 13, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

