Form 10-K/A
period 2014-12-31
Epazz Inc
filed 2015-05-21
CIK 1335239

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Epazz, Inc., for the year ended December 31, 2014, as filed with the Securities and Exchange Commission on May 13, 2015 (the “Form 10-K”), is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K, as originally filed on May 13, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Labels Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: May 21, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director