Form 10-Q
period 2015-03-31
Epazz Inc
filed 2015-06-16
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of June 11, 2015, was 2,726,392,485 shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended March 31, 2015

PART II. OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
Assets	(Unaudited)
Current assets:
Cash	$32,765	$106,708
Accounts receivable, net	97,902	96,422
Other current assets	53,566	64,607
Total current assets	184,233	267,737

Property and equipment, net	104,532	106,698
Intangible assets, net	309,055	337,938
Goodwill	374,818	374,818

Total assets	$972,638	$1,087,191

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$446,241	$419,206
Accrued expenses	87,777	88,026
Accrued expenses, related parties	170,592	127,770
Deferred revenue	401,254	469,937
Lines of credit	72,138	80,239
Current maturities of capital lease obligations payable	4,748	5,890
Current maturities of notes payable, related parties ($972,823 and $1,066,073 currently in default, respectively)	1,271,198	1,221,323
Convertible debts, net of discounts of $240,917 and $131,774, respectively ($32,749 and $60,674 currently in default, respectively)	147,885	88,739
Current maturities of long term debts	1,155,689	1,219,669
Derivative Liabilities	24,482	–
Total current liabilities	3,782,004	3,720,799

Long term debts, net of current maturities	1,121,885	1,284,702
Total liabilities	4,903,889	5,005,501

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,875,320,333 shares issued and outstanding	287,531	293,275
Common stock, Class A, $0.01 par value, 9,000,000,000 shares authorized, 1,171,092,485 and 37,557,842 shares issued and outstanding, respectively	11,710,924	375,578
Convertible common stock, Class B, $0.01 par value, 60,000,000 shares authorized, 23,000,000 shares issued and outstanding, respectively	230,000	230,000
Additional paid in capital	(481,340)	10,352,238
Accumulated deficit	(15,678,366)	(15,169,401)
Total stockholders' equity (deficit)	(3,931,251)	(3,918,310)

Total liabilities and stockholders' equity (deficit)	$972,638	$1,087,191

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenue	$461,661	$252,552

Expenses:
General and administrative	255,732	291,693
Salaries and wages	150,146	2,336,497
Depreciation and amortization	43,965	46,157
Bad debts (recoveries)	152,455	(12)
Total operating expenses	602,298	2,674,335

Net operating loss	(140,637)	(2,421,783)

Other income (expense):
Interest income	217	54
Interest expense	(291,435)	(516,065)
Change in derivative liabilities	(77,110)	(793,579)
Total other expense	(368,328)	(1,309,590)

Net loss	$(508,965)	$(3,731,373)

Weighted average number of common shares outstanding - basic and fully diluted	362,189,918	361,573

Net loss per share - basic and fully diluted	$(0.00)	$(10.32)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(508,965)	$(3,731,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	152,455	(12)
Depreciation and amortization	43,965	46,156

Amortization of deferred financing costs	39,791	106,341
Amortization of discounts on convertible debts	197,786	316,907
Change in fair market value of derivative liabilities	77,110	793,579
Stock based compensation issued for services	–	37,500
Stock based compensation issued for services, related parties	–	2,236,489
Decrease (increase) in assets:
Accounts receivable	(153,935)	(9,052)
Other current assets	–	246
Increase (decrease) in liabilities:
Accounts payable	6,363	40,324
Accrued expenses	(85)	(8,460)
Accrued expenses, related parties	42,822	29,072
Deferred revenues	(68,683)	(25,903)
Net cash provided by (used in) operating activities	(171,417)	(168,186)

Cash flows from investing activities
Cash acquired in merger	–	736
Purchase of equipment	(7,236)	(2,211)
Acquisition of subsidiaries	–	(200,000)
Net cash used in investing activities	(7,236)	(201,475)

Cash flows from financing activities
Payments on capital lease obligations payable	(1,141)	(5,701)
Proceeds from notes payable, related parties	113,375	323,314
Repayment of notes payable, related parties	(38,500)	(54,879)
Proceeds from convertible notes	253,179	–

Proceeds from long term debts	196,052	93,268
Repayment of long term debts	(418,255)	(90,371)
Net cash provided by financing activities	104,710	265,631

Net increase (decrease) in cash	(73,943)	(104,030)
Cash - beginning	106,708	208,567
Cash - ending	$32,765	$104,537

Supplemental disclosures:
Interest paid	$291,435	$94,163
Income taxes paid	–	–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$102,000
Value of shares issued for conversion of debt	$138,803	$369,714
Beneficial conversion features	$222,228	$35,028
Discount on derivatives	$82,366	$–
Deferred financing costs	$28,750	$141,815
Conversion of Preferred C to Common A	$1,974,352	$–
Derivative adjustment due to debt conversions	$134,994	$642,481
Dividends payable declared	$–	$11,000

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

These statements reflect all adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the following entities, all of which are under common control and ownership:

	State of		Abbreviated
Name of Entity(2)	Incorporation	Relationship(1)	Reference
Epazz, Inc.	Illinois	Parent	Epazz
IntelliSys, Inc.	Wisconsin	Subsidiary	IntelliSys
Professional Resource Management, Inc.	Illinois	Subsidiary	PRMI
Desk Flex, Inc.	Illinois	Subsidiary	DFI
K9 Bytes, Inc.	Illinois	Subsidiary	K9 Bytes
MS Health, Inc.	Illinois	Subsidiary	MS Health
Terran Power, Inc.(3)	Illinois	Subsidiary	Terran
Telecorp Products, Inc.	Michigan	Subsidiary	Telecorp
Jadian, Inc.	Illinois	Subsidiary	Jadian
Strantin, Inc.	Illinois	Subsidiary	Strand
Interaction Technology, Inc.	Illinois	Subsidiary	Inter
ZCollars, Inc.(3)	Delaware	Subsidiary	ZCollars

______________

(1) All subsidiaries, are wholly-owned subsidiaries.

(2) All entities are in the form of Corporations.

(3) Entity formed for prospective purposes, but has not incurred any income or expenses to date.

The condensed consolidated financial statements herein contain the operations of the wholly-owned subsidiaries listed above. All significant inter-company transactions have been eliminated in the preparation of these financial statements. The parent company, Epazz and subsidiaries, IntelliSys, PRMI, DFI, K9 Bytes, MS Health, Terran, Telecorp, Jadian, Strantin and Inter will be collectively referred to herein as the “Company”, or “Epazz”. The Company's headquarters are located in Chicago, Illinois and substantially all of its customers are within the United States.

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $27,591 and $34,098 for the three months ended March 31, 2015 and 2014, respectively.

Goodwill

The Company evaluates the carrying value of goodwill during the fourth quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit's carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies' data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company's evaluation of goodwill completed during the year resulted in impairment losses of $1,489,078 for the year ended December 31, 2014.

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

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three months ending March 31, 2015 and 2014.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services and compensation was $-0- and $2,273,989 for the three months ending March 31, 2015 and 2014, respectively.

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

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $15,552,260, and as of March 31, 2015, the Company’s current liabilities exceeded its current assets by $3,471,665 and its total liabilities exceeded its total assets by $3,805,145. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the Three months ended March 31,
2014
Revenue:	$379,952

Expenses:
Operating expenses	2,815,598

Net operating loss	(2,435,646)

Other income (expense)	(1,309,578)

Net loss	$(3,745,224)

Weighted average number of common shares Outstanding – basic and fully diluted	361,573

Net loss per share – basic and fully diluted	$(10.36)

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

This acquisition was accounted for as a business combination under the purchase method of accounting, given that substantially all of the Company’s assets and ongoing operations were acquired. The purchase resulted in $399,865 of goodwill. According to the purchase method of accounting, the Company recognized the identifiable assets acquired and liabilities assumed as follows:

July 31,
2014
Consideration:
Cash paid at, and prior to, closing	$100,000
Seller financed note payable(1)(2)	85,000
185,000
Fair value of identifiable liabilities acquired:
Deferred revenue	36,638
Fair value of total consideration exchanged	$221,638

Fair value of identifiable assets acquired assumed:
Software	$9,447
Trade name	5,870
Total fair value of assets assumed	15,317
Consideration paid in excess of fair value (Goodwill)	$206,321

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the Three months ended March 31,
2014
Revenue:	$275,311

Expenses:
Operating expenses	(2,711,378)

Net operating income (loss)	(2,436,067)

Other income (expense)	(1,308,015)

Net income (loss)	$(3,744,082)

Weighted average number of common shares outstanding – basic and fully diluted	361,573

Net income (loss) per share – basic and fully diluted	$(10.35)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the Three months ended March 31,
2014
Revenue:	$ $367,599

Expenses:
Operating expenses	2,798,474

Net operating income (loss)	(2,430,875)

Other income (expense)	(1,308,299)

Net income (loss)	$(3,739,174)

Weighted average number of common shares outstanding – basic and fully diluted	361,753

Net income (loss) per share – basic and fully diluted	$(10.34)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the Three months ended March 31,
2014
Revenue:$	$341,573

Expenses:
Operating expenses	2,752,907

Net operating loss	(2,411,334)

Other income (expense)	(1,309,590)

Net loss	$(3,720,924)

Weighted average number of common shares Outstanding – basic and fully diluted	361,573

Net loss per share – basic and fully diluted	$(10.29)

Note 5 – Related Parties

Debt Financing

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 14 below.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In addition to the debts disclosed in Note 14, we had three convertible notes with related parties that are disclosed in Note 15 as follows:

	March 31,	December 31,
	2015	2014
Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	$5,000	$–

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2014, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	13,550

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2014, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	25,050	–

Total convertible debts, related parties	43,600	–
Less: unamortized discount on beneficial conversion feature	(41,105)	–
Convertible debts	2,495	–
Less: current maturities of convertible debts, related parties included in convertible debts	(2,495)	–
Long term convertible debts, related parties included in convertible debts	$–	$–

Changes in Stockholders’ Equity, Related Parties

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

Debt Conversion by Related Party

On March 2, 2015, the Company issued 64,000,000 shares of Class A Common Stock pursuant to the conversion of $3,200 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $3,200 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of March 31, 2015 and December 31, 2014:

	Fair Value Measurements at March 31, 2015
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$309,055
Goodwill	–	–	374,818
Total assets	–	–	683,873
Liabilities
Lines of credit	–	66,137	–
Capital leases	–	4,748	–
Promissory notes	–	2,157,469	–
Notes payable, related parties	–	1,271,198	–
Convertible debts, net of discount of $222,228	–	147,885	–
Derivative Liabilities	–	24,482	–
Total Liabilities	–	3,671,919	–
	$–	$(3,671,919)	$683,873

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$337,938
Goodwill	–	–	374,818
Total assets	–	–	712,756
Liabilities
Lines of credit	–	80,239	–
Capital leases	–	5,889	–
Long term debts	–	2,504,371	–
Notes payable, related parties	–	1,221,323	–
Convertible debts, net of discount of $131,774	–	88,739	–
Total Liabilities	–	3,900,561	–
	$–	$(3,900,561)	$712,756

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods ended March 31, 2015 and 2014.

Level 3 assets consist of intangible assets and goodwill.

Note 7 – Other Current Assets

As of March 31, 2015 and December 31, 2014 other current assets included the following:

	March 31,	December 31,
	2015	2014
Deferred financing costs	$43,688	$54,729
Security deposits	9,878	9,878
	$53,566	$64,607

The Company recognized $39,791 and $106,341 of amortization expense related to the deferred financing costs during the three months ended March 31, 2015 and 2014, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 – Property and Equipment

Property and Equipment consists of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Furniture and fixtures	$22,006	$22,006
Computers and equipment	197,683	188,613
Software	19,506	15,660
Assets held under capital leases	17,855	17,855
	257,050	244,134
Less accumulated depreciation and amortization	(152,518)	(137,436)
	$104,532	$106,698

Depreciation and amortization expense totaled $15,082 and $12,058 for the periods ended March 31, 2015 and 2014, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Intangible Assets

Intangible assets consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	Useful	March 31,	December 31,
Description	Life	2015	2014
Technology-based intangible assets
K9 Bytes	5 Years	$31,569	$31,569
MS Health	5 Years	74,400	74,400
Intellisys	5 Years	163,333	163,333
Cynergy	5 Years	1,205	1,205
Interaction	5 Years	466	466
Jadian	5 Years	6,816	6,816
Strand	5 Years	1,259	1,259
Telecorp	5 Years	12,082	12,082
		291,130	291,130
Contracts
MS Health	6 Years	129,000	129,000
Interaction	6 Years	1,056	1,056
		130,056	130,056
Trade Name
K9 Bytes	5 Years	16,536	16,536
Cynergy	5 Years	274	274
Jadian	5 Years	4,572	4,572
Strand	5 Years	783	783
Telecorp	5 Years	4,898	4,898
		27,063	27,063
Other Intangible Assets
MS Health	2 Years	20,250	20,250
K9 Bytes	2 Years	26,000	26,000
Interaction	2 Years	686	686
		46,936	49,936

Total intangible assets		495,186	495,186
Less: accumulated amortization		(186,131)	(157,248)
Intangible assets, net		$309,055	$337,938

Amortization expense on intangible assets totaled $28,883 and $34,098 for the three months ended March 31, 2015 and March 31, 2014, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the period ended March 31, 2015 and December 31, 2014, respectively, are as follows:

	K9 Bytes	Jadian	Strand	Total
Balance, December 31, 2014:	$87,244	$81,253	$206,321	$374,818
Goodwill acquired during the period	–	–	–	–
Impairment loses	–	–	–	–
Balance, March 31, 2015:	$87,244	$81,253	$206,321	$374,818

Our subsidiaries operate as a single operating segment. The fair value of the goodwill is tested for impairment in the fourth quarter, after the annual forecasting process. Our annual forecasting resulted in impairment losses of $1,489,078 during the year ended December 31, 2014. We will perform our next earnings forecast during the fourth quarter of 2015, unless events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. The fair value of our goodwill was estimated using the expected present value of future cash flows.

Note 11 – Accrued Expenses

As of March 31, 2015 and December 31, 2014 accrued expenses included the following:

	March 31,	December 31,
	2015	2014
Accrued interest	$63,524	$63,697
Accrued interest, related parties	170,592	127,770
Accrued payroll and payroll taxes	23,769	23,769
Other accrued expenses	484	560
	$258,369	$215,796

Note 12 – Line of Credit

Lines of credit consisted of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$46,467	$47,898

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	13,421	14,786

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	–	5,305

Line of credit of $25,000 from Bank of America. The outstanding balance on the line of credit bears interest at a rate of 4.25%. Variable payments are due monthly. A total of $24,500 was acquired with the acquisition of Telecorp.	12,250	12,250

Total line of credit	72,138	80,239
Less: current portion	(72,138)	(80,239)
Line of credit, less current portion	$–	$–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 13 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $16,962 and $17,855 at March 31, 2015 and December 31, 2014, respectively. Accumulated amortization of the leased equipment was $11,606 and $10,713 at March 31, 2015 and 2014, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of March 31, 2015 and December 31, 2014, are as follows:

	March 31,	December 31,
	2015	2014
Lease #1 – Capital Lease from Marlin Bank Lease Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease. The outstanding balance on the Capital Lease bears interest at a rate of 13%.	5,047	5,890
Total minimum payments	$5,047	$5,890
Less: amount representing interest	(299)	(766)
Present value of net minimum lease payments	4,748	5,124
Less: Current maturities of capital lease obligations	(4,748)	(5,124)
Long-term capital lease obligations	$0	$0

Note 14 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at March 31, 2015 and December 31, 2014, respectively:

	2015	2014
Originated March 18, 2015, a $6,250 unsecured promissory note payable, including a $1,250 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 18, 2015. The note also carries a liquidated damages fee of $1,000 upon default.	$6,250	$–

Originated January 22, 2015, an unsecured $47,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	47,000	–

Originated February 24, 2015, an unsecured $48,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	48,000	–

Originated March 3, 2015, an unsecured $21,875 promissory note payable, including a $4,375 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on October 3, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	21,875	–

On various dates, the Company’s CEO advanced and repaid short term loans to the Company. A total of $-52,564- and $77,879 was advanced and repaid during the periods ending March 31, 2015 and 2014, respectively.	–	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated July 28, 2014, an unsecured $37,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 15, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	37,500	37,500

Originated August 1, 2014, an unsecured $36,000 promissory note payable, including an $8,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	36,000	36,000

Originated August 21, 2014, an unsecured $12,500 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 21, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	12,500	12,500

Originated August 26, 2014, an unsecured $57,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	57,000	57,000

Originated September 2, 2014, an unsecured $69,000 promissory note payable, including a $14,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	69,000	69,000

Originated September 22, 2014, an unsecured $43,750 promissory note payable, including an $8,750 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	43,750	43,750

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	20,000	20,000

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 2,125,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	21,250	21,250

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	5,000	5,000

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carries a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	25,000	25,000

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 3,250,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	32,500	32,500

Originated May 7, 2014, a $125,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.	125,000	125,000

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.	150,000	150,000

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 3,500,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	35,000	35,000

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	25,000

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,594 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014. On March 2, 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	18,750

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014.	37,500	37,500

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	25,000

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,942 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014.	22,000	22,000

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock valued at $14,266 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.	100,000	100,000

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock valued at $9,562 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.	75,000	75,000

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock valued at $1,193 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	13,000	13,000

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $2,385 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	26,000	26,000

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	25,000

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	12,000	24,000

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 3,000,000 shares of Series A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	15,500	32,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 144,928 shares of Series A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,868	2,868

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated August 11, 2014, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a zero percent (0%) interest rate, matures on December 1, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,500,000 shares of Series A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013.	5,705	3,705

Originated October 20, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on May 20, 2014. In addition, a loan origination fee of $1,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. On March 2, 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	5,000

Originated December 17, 2014, an unsecured $9,000 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 17, 2015. L & F Service loaned an additional $16,000 to the Company at the same interest rate.	25,000	9,000

Originated November 9, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 9, 2015. In addition, a loan origination fee of $12,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.	60,000	60,000

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	9,000	18,000

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,912 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014. On March 31, 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	30,000

Total notes payable, related parties	1,271,198	1,221,323
Less: current portion	(1,271,198)	(1,221,323)
Notes payable, related parties, less current portion	$–	$–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded interest expense on notes payable to related parties in the amounts of $47,797 and $29,072 during the three months ended March 31, 2015 and March 31, 2014, respectively. The Company recorded accrued interest of $170,592and $127,619 as of March 31, 2015 and December 31, 2014, respectively.

Note 15 – Convertible Debts

Convertible debts consist of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	$5,000	–

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2014, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The principal of $5,200 was subsequently converted to a total of 104,000,000 shares of common stock over various dates from March 2, 2015 to March 24, 2015.	13,550	–

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2014, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.00005. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The principal of $4,950 was subsequently converted to a total of 66,000,000 shares of common stock over various dates from March 3, 2015 to March 11, 2015..	25,050	–

Originated January 7, 2015, an unsecured $42,323.64 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“One Magna Group Note”) owed to Magna Group, LLC, consisting of one partial note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $75,000 of principal and $9,647.28 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. At no time shall the conversion price be lower than $0.000075. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The assigned principal of $42,323.64 was subsequently converted to a total of 220,646,886 shares of common stock over various dates from January 7, 2015 to March 20, 2015 in complete satisfaction of the debt.	–	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated January 7, 2015, an unsecured $17,500 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“Two Magna Group Note”) owed to Magna Group, LLC. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. At no time shall the conversion price be lower than $0.000075. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.	17,500	–

On January 29, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The One KBM Note had a maturity date of November 2, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the One KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the One KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.	43,000	–

Originated February 13, 2015, an unsecured $127,812.50 convertible promissory note, carries a 15% interest rate, matures on January 7, 2016, (“IBC Note”) owed to IBC Funds, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $106,000 of principal and $21,812.5 of accrued interest and fees. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. IBC Funds did not complete the require payments under the debt purchase agreement, therefore the ownership of the note was returned to Star Financial Corporation. The assigned principal of $28,160 was subsequently converted to a total of 268,000,000 shares of common stock over various dates from February 7, 2015 to March 31, 2015.	99,653	–

Originated February 17, 2015, an unsecured $22,542.47 convertible promissory note, carries a 5% interest rate, matures on February 17, 2016, (“Blackbridge Note”) owed to Blackbridge Capital, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $20,000 of principal and $2,542.47 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The assigned principal of $22,542.47 was subsequently converted to a total of 113,300,733 shares of common stock over various dates from February 17, 2015 to March 5, 2015.	–	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the previously delinquent SEC filings, any future borrowings shall only be made by mutual agreement of both the borrower and lender. The assigned principal of $8,521 was subsequently converted to a total of 7,560,000 shares of common stock over various dates from January 2, 2015 to February 23, 2015 in complete satisfaction of the debt.	7,604	16,125

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $15,000 of outstanding principal into 12,500,000 shares pursuant to debt conversion on March 7, 2014.The unamortized OID is $3,791 at December 31, 2013. During the 2nd quarter of 2014, a total of $77,375 of principal and another $7,512 of accrued interest was added to the debt due to default provisions, including $25,000 of principal due to a Late Clearing Adjustment penalty. Currently in default. Principal of $19,404 was subsequently converted to a total of 80,700,000 shares of common stock over various dates from January 9, 2015 to March 26, 2015.	25,145	44,549

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-three percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $41,000 of outstanding principal into 34,166 shares pursuant to debt conversion on March 25, 2014, and $2,750, consisting of $1,500 of principal and $1,250 of interest was repaid in cash during the second quarter of 2014.	–	–

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-three percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $27,000 of outstanding principal into 15,000shares pursuant to debt conversion on March 3, 2014, and $28,120, consisting of $26,000 of principal and $2,120 of accrued interest into 200,857,143 shares pursuant to debt conversion on March 5, 2014 in complete satisfaction of the debt.	–	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 5,000shares pursuant to debt conversion on September 15, 2012, $46,000 into 5,000 shares pursuant to debt conversion on March 14, 2013, $40,000 into 5,000 shares pursuant to debt conversion on April 10, 2013, $26,400 into 8,000 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 4,000 shares pursuant to debt conversion on August 7, 2013, $18,750 into 12,500 shares pursuant to debt conversion on April 7, 2014, $20,000 into 20,000 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 15,000 shares pursuant to the final debt conversion on May 22, 2014.	–	–

Unsecured $43,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on September 5, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	43,000	43,000

Unsecured $33,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on July 22, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	33,000	33,000

Originated November 6, 2014, an unsecured $33,600 convertible promissory note, carries a 8% interest rate and matures on November 5, 2015 owed to LG Capital. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares. The assigned principal of $7,702 was subsequently converted to a total of 38,891,824 shares of common stock over various dates from January 7, 2015 to March 19, 2015.	26,062	33,600

Originated November 6, 2014, an unsecured $50,238.63 convertible promissory note, carries a 8% interest rate, matures on November 6, 2015, (“LG Note”) owed to LG Capital, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $43,000 of principal and $7,238.63 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.	50,239	50,239
Total convertible debts	388,802	220,513
Less: unamortized discount on beneficial conversion feature	(240,917)	(131,774)
Less: unamortized OID	–	–
Convertible debts	147,885	88,739
Less: current maturities of convertible debts	(147,885)	(88,739)
Long term convertible debts	$–	$–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognized interest expense in the amount of $9,379 and $6,764 for the periods ended March 31, 2015 and 2014, respectively related to convertible debts. The Company recorded accrued interest of $12,045 and $3,573 as of March 31, 2015 and December 31, 2014, respectively.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $240,917 and $131,774 as of March 31, 2015 and December 31, 2014, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the three months ended March 31, 2015 and March 31, 2014, the Company recorded debt amortization expense in the amount of $197,786 and $58,313, respectively.

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

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021, of which $-0- and $20,007 was amortized during the three months ended March 31, 2015 and 2014, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210, of which $-0- and $16,920 was amortized during the periods ended March 31, 2015 and 2014, respectively.

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

The Company evaluated the Three Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03330 below the market price on October 20, 2014 of $0.20 provided a value of $43,000, of which $14,333 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

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

The Company evaluated the Tenth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.005 below the market price on December 3, 2014 of $0.03 provided a value of $33,000, of which $11,000 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the First LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.125 below the market price on November 6, 2014 of $0.0817 provided a value of $33,600, of which $8,400 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

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

The Company evaluated the Second LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.21 below the market price on October 31, 2014 of $0.1667 provided a value of $50,239, of which $12,560 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $-0- and $18,045 was amortized during the years ended March 31, 2015 and 2014, respectively.

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

The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0003 below the market price on December 31, 2013 of $0.0006 provided a value of $35,028, of which $-0- and $35,028- was amortized during the years ended March 31, 2015 and 2014, respectively.

KBM Worldwide, Inc. Convertible Note

On January 29, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The KBM Note had a maturity date of October 31, 2015 and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 59% multiplied by the Market Price (representing a discount rate of 41%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Seventh Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the KBM and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00126 below the market price on January 29, 2015 of $0.0021 provided a value of $40,665, of which $9,020 and $-0- was amortized during the three months ended March 31, 2015 and 2014, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

IBC Funds Convertible Note

On February 13, 2015, we entered into a Securities Purchase Agreement with IBC Funds., pursuant to which we sold to IBC an 8% Convertible Promissory Note in the original principal amount of $127,813. The IBC Note had a maturity date of August 14, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 55% multiplied by the Market Price (representing a discount rate of 45%). “Market Price” means the average of the lowest one (1) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the IBC Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Seventh Asher Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the IBC and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00072 below the market price on February 13, 2015 of $0.0016 provided a value of $127,813, of which $60,464 and $-0- was amortized during the three months ended March 31, 2015 and 2014, respectively.

Star Financial Corporation, Inc. Convertible Note, Related Party

On March 2, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we sold to Star an 15% Convertible Promissory Note in the original principal amount of $5,000. The Star was convertible into shares of common stock at the discretion of the note holder at a fix price $0.000075 per share, whichever is greater. The shares of common stock issuable upon conversion of the Star Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

The Company evaluated the Star Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00023 below the market price on March 2, 2015 of $0.0003 provided a value of $5,000, of which $525 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

GG Mars, Inc. Convertible Note, Related Party

On March 2, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“GG Mars”), a company owned by our CEO’s family member, pursuant to which we sold to GG Mars an 15% Convertible Promissory Note in the original principal amount of $18,750. The GG Mars was convertible into shares of common stock at the discretion of the note holder at a fix price $0.00005 per share, whichever is greater. The shares of common stock issuable upon conversion of the GG Mars Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the GG Mars Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

The Company evaluated the GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00025 below the market price on March 2, 2015 of $0.0003 provided a value of $18,750, of which $7,170 and $-0- was amortized during the periods ended March 31, 2015 and 2014, respectively.

Star Financial Corporation Convertible Note, Related Party

On March 31, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we sold to Star an 15% Convertible Promissory Note in the original principal amount of $30,000. The Star was convertible into shares of common stock at the discretion of the note holder at a fix price $0.000075 per share, whichever is greater. The shares of common stock issuable upon conversion of the Star Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the Star Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00008 below the market price on March 2, 2015 of $0.0002 provided a value of $30,000, of which $4,950 and $-0- was amortized during the years ended March 31, 2015 and 2014, respectively.

Magna Group, LLC Convertible Note

On January 7, 2015, we issued to Magna Group, LLC (“First Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $42,324. The note was issued in exchange for partial note $42,324 was acquired from, and assigned by, Star Financial on January 7, 2015. The First Magna Group Note has a maturity date of January 7, 2016 and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the First Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.004 below the market price on January 7, 2015 of $0.008 provided a value of $42,324, of which $42,324 and $-0- was amortized during the years ended March 31, 2015 and 2014, respectively.

The First Magna Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities.

Magna Group, LLC Convertible Note

On January 7, 2015, we issued to Magna Group, LLC (“Second Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $17,500. The Second Magna Group Note has a maturity date of January 7, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the Second Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Second Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.004 below the market price on January 7, 2015 of $0.008 provided a value of $17,500, of which $3,979 and $-0- was amortized during the years ended March 31, 2015 and 2014, respectively.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Second Magna Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities.

Blackbridge, LLC Convertible Note

On February 17, 2015, we issued to Blackbridge Capital (“Blackbrdige”) a 5% Convertible Promissory Note in the original principal amount of $22,542. The note was issued in exchange for partial note $22,252 was acquired from, and assigned by, Star Financial on February 17, 2015. The Blackbridge Note has a maturity date of February 17, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Blackbridge Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Blackbridge Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

The Company evaluated the Blackbridge Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00055 below the market price on February 17, 2015 of $0.0011 provided a value of $22,542, of which $22,542 and $-0- was amortized during the years ended March 31, 2015 and 2014, respectively.

The Blackbridge Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities.

Note 16 – Promissory Notes

Promissory notes consist of the following at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
On January 30, 2015, the Company entered into an equipment financing agreement with CIT Finance for a total of $100,000 bearing an effective interest rate of 10.9%, consisting of 36 monthly payments of $3,210; maturing on January 30, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	$100,000	$–

On January 27, 2015, the Company entered into an equipment financing agreement with Direct Credit for a total of $50,000 bearing an effective interest rate of 19.7%, consisting of 36 monthly payments of $1,793; maturing on January 27, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	$50,000	–

On February 20, 2015, the Company entered into an equipment financing agreement with Safe Leasing for a total of $37,500 bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,549; maturing on February 20, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	$37,500	–

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

	27,071	29,085

On July 30, the Company received a loan of $100,000 from CIT Finance LLC. (“CIT Loan”) as a partial financing to purchase certain assets of Strand, Inc. for a total of $185,000. The loan bears interest at an effective rate of 5.13%, consisting of monthly payments of $3,346, maturing on February 25, 2017. The loan is collateralized with Strand’s assets.	64,181	79,926

On July 31, 2014, the Company issued an unsecured $85,000 seller financed note payable as partial payment on an asset purchase (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,586 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 15, 2015. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater.	69,484	69,484

On May 9, 2014, the Company issued an unsecured $210,000 seller financed note payable as partial payment on an asset purchase (“Jadian Note”), which bears interest at 6% per annum until the maturity date of May 9, 2017, and provides for equal monthly principal and interest payments of $6,389 commencing on June 1, 2014. The Jadian Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at May 9, 2017. The interest rate shall be 8% per annum with an additional 5% late payment fee upon default.	194,041	201,035

On April 30, 2014, the Company purchased furniture and fixtures and computer equipment in the total amount of $41,300 from IKEA, which was partially financed with proceeds of $37,788 pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 26.78%, consisting of 36 monthly payments of $1,488; maturing on March 15, 2017. The loan is collateralized with the furniture and fixtures and computer equipment, along with a personal guarantee by Shaun Passley, Ph.D., our Chief Executive Officer.	38,735	43,226

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On Deck Capital Loan – Telecorp: On April 4, 2013, the Company received a loan of $65,000 from On Deck Capital, Inc., (“On Deck”), bearing an effective interest rate of 42.74%, consisting of 377 daily weekday payments of $234, maturing on September 11, 2015. The loan is collateralized with Telecorp’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	22,791	38,226

On April 2, 2014, the Company received a loan of $25,000 from BSB Leasing, Inc. (“BSB Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 25%, consisting of monthly payments of $944, maturing on February 25, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	24,544	27,376

On March 20, 2014, the Company received a loan of $25,000 from BMT Leasing, Inc. (“BMT Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $910, maturing on March 20, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	19,109	22,749

On March 25, 2014, the Company received a loan of $25,000 from Navitas Leasing, Inc. (“Navitas Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $907, maturing on April 1, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	21.754	24,475

On June 11, 2014, DeskFlex refinanced the Accion #2 promissory note and entered into a $15,207 promissory note, bearing interest at 10.25% (“Accion #3”). The promissory note is payable in monthly principal and interest installments of $1,339 per month, maturing on June 20, 2015 (the “Maturity Date”).	2,492	6,508

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

On April 23, 2014, we amended this loan agreement to increase the loan balance to $150,000, consisting of additional proceeds of $71,685, and a rolled over loan balance of $78,315, to be paid over the restarted term of the loan via 432 daily weekday payments of $648, maturing on July 7, 2015.	42,102	84,852

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	29,848	37,808

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	27,461	31,925

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	16,025	21,677

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	16,928	24,888

On February 22, 2013, the Company purchased licenses to develop data management software in the total amount of $102,500 from Igenti, Inc., of which $51,250 was financed with an equipment finance loan from Summit Funding Group, Inc. equipment with a three year loan term consisting of monthly loan payments of $1,828, with $2,078 paid at signing, maturing on February 21, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	25,590	31,074

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	3,512	5,267

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	34,384	44,165

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	272,118	283,868

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	96,110	99,441

Unsecured $50,000 promissory note originated on September 15, 2010 between IntelliSys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,454	8,454

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	33,936	39,471

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	113,538	120,062

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	168,374	176,702

WLCC (Lendini) - Jadian: On December 15, 2014, the Company received a loan of $34,500 from Wakpamni Lake Community Corp, (“Lendini”), bearing an effective interest rate of 15.97%, consisting of 118 daily weekday payments of $293, maturing on September 11, 2015. The loan is collateralized with Jadian’s accounts receivable.	24,820	31,273

Everest Business Funding (EBF Partners) - Epazz: On December 18, 2014, the Company received a loan of $34,500 from EBF Parters LLC, , bearing an effective interest rate of 15%, consisting of 120 daily weekday payments of $999, maturing on June 3, 2015. The loan is collateralized with Epazz accounts receivable.	39,883	112,925

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Knight Capital Funding II, LLC - Deskflex: On December 18, 2014, the Company received a loan of $35,830 from EBF Parters LLC, , bearing an effective interest rate of 12.5%, consisting of 143 daily weekday payments of $251, maturing on June 3, 2015. The loan is collateralized with Epazz accounts receivable.	16,411	22,049

Direct Credit Funding Inc - Telecorp On December 26, 2014, the Company purchased $35,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 15%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	31,392	32,579

Direct Credit Funding Inc - Telecorp On December 18, 2014, the Company purchased $45,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 17%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	37,404	43,101

Maquerie Equipment Finance – Interaction Information Technology Inc On December 19, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 16%, along with monthly principal and interest payments of $1,703. The loan is collateralized with the purchased equipment.	43,189	48,297

Western Equipment Finance – Interaction Information Technology Inc On November 3, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8%, along with monthly principal and interest payments of $1,560. The loan is collateralized with the purchased equipment.	49,930	54,611

Direct Credit Funding Inc - Epazz On December 18, 2014, the Company purchased $230,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 6%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	211,531	223,069

Seller Note – Hopkins Unsecured $150,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins, payable in equal monthly installments of $37,500 carries a 0% interest rate if paid in full by the maturity date of April 29, 2015. This Note may be prepaid at any time, in whole or in part, without penalty.	37,500	150,000

Seller Note – Hopkins Unsecured $200,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins. Beginning June 8, 2015, and continuing on the 8th day of each and every month until the Maturity Date, Epazz, Inc shall pay equal installments of principal and interest in the amount of $11,881.03. The interest rate on the note is 6% which matures on November 8, 2016. This Note may be prepaid at any time, in whole or in part, without penalty.	200,000	200,000

Total promissory notes	2,277,574	2,504,371
Less: current portion	(1,155,689)	(1,219,669)
Promissory notes, less current portion	$1,121,885	$1,284,702

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recorded interest expense on promissory notes of $291,435 and $251,794 for the three months ended March 31, 2015 and December 31, 2014, respectively. The Company recorded accrued interest of $25,973 and $60,123 during the years ended March 31, 2015 and December 31, 2014, respectively.

Note 17 – Derivative Liabilities

As discussed in Note 15 under Convertible Debts, the Company issued convertible debts with variable conversion provisions. The conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date.

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company’s current derivative liabilities were $24,482 and $-0- at March 31, 2015 and December 31, 2014, respectively.

The change in fair value of the derivative liabilities resulted in losses of $77,110 and $793,579 for the three months ended March 31, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $77,110 for the three months ended March 31, 2015 consisted of a loss of $91,791 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $14,681 on the convertible debts. The loss of $793,579 for the three months ended March 31, 2014 consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $43,431 on the convertible debts.

The following presents the derivative liability value by loan at March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Convertible notes, Magna Group I	$–	$–
Convertible notes, Magna Group II	24,482
Convertible debt, Blackbridge Capital	–	–
	$24,482	$–

The following is a summary of changes in the fair market value of the derivative liability during the three months ended March 31, 2015 and the year ended December 31, 2014:

	Derivative
	Liability
	Total
Balance, December 31, 2013	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group I	124,323
Increase in derivative value due to issuances of debt, IBC Funds, LLC	1,134,927

Change in fair market value of derivative liabilities due to the mark to market adjustment	(59,346)
Debt conversions	(1,199,904	)–
Balance, December 31, 2014	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group I	78,508
Increase in derivative value due to issuances of convertible promissory notes, Magna Group II	32,371
Increase in derivative value due to issuances of convertible promissory notes, Blackbridge Capital	63,278
Change in fair market value of derivative liabilities due to the mark to market adjustment	(14,681)
Debt conversions	(134,994)
Balance, March 31, 2015	$24,482

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended March 31, 2015:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The expected risk-free interest rate is based on the yield of the 2-year U.S. Treasury note.
•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 1,000 to 60,000 trials were necessary to reach the specified level of precision.

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended December 31, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The expected risk-free interest rate is based on the yield of the 1-year U.S. Treasury note.
•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 8,020,000 trials were necessary to reach the specified level of precision.

Note 18 – Stockholders’ Equity

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

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

(UNAUDITED)

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

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock Issuances, 2015:

Debt Conversions into Class A Common Stock

Debt Conversion by JMJ Financial

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

On February 4, 2015, the Company issued 1,958,000 shares of Class A Common Stock pursuant to the conversion of $1,762 of convertible debt held by JMJ Financial, which consisted of $1,762 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 23, 2015, the Company issued 1,957,000 shares of Class A Common Stock pursuant to the conversion of $1,292 of convertible debt held by JMJ Financial, which consisted of $1,292 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

(UNAUDITED)

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

On February 12, 2015, the Company issued 4,802,745 shares of Class A Common Stock pursuant to the conversion of $2,800 of convertible debt held by Magna Equities LLC, which consisted of $2,800 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On March 10, 2015, the Company issued 41,996,249 shares of Class A Common Stock pursuant to the conversion of $3,500 of convertible debt held by Magna Equities LLC, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 20, 2015, the Company issued 53,731,344 shares of Class A Common Stock pursuant to the conversion of $3,600 of convertible debt held by Magna Equities LLC, which consisted of $3,600 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Preferred C Stock

On January 21, 2015, the Company issued 12,564,800 shares of Preferred C Stock pursuant to the exchange agreement with our CEO in exchange for 12,564,800 shares of Class A Common Stock. The total fair value of the common stock was $4,112 based on an independent valuation on the date of grant. Although the common stock had a fair value higher than the preferred stock; as this was a related party transaction, no gain was recognized as a result of this exchange.

On February 13, 2015, the Company issued 210,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 70,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

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

Beneficial Conversion Feature

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

On January 29, 2015, the Company entered into a convertible promissory note with KBM Worldwide. The beneficial conversion feature discount resulting from the conversion price that was $0.00126 below the market price of $0.0021 on the January 29, 2015 origination date resulted in a debt discount value of $43,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 13, 2015, the Company entered into a convertible promissory note with IBC Funds. The beneficial conversion feature discount resulting from the conversion price that was $0.00088 below the market price of $0.0003 on the February 13, 2015 origination date resulted in a debt discount value of $127,813 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On March 2, 2015, the Company entered into a convertible promissory note with Star Financial Corporation. The beneficial conversion feature discount resulting from the conversion price that was $0.00008 below the market price of $0.0003 on the March 2, 2015 origination date resulted in a debt discount value of $5,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On March 2, 2015, the Company entered into a convertible promissory note with GG Mars. The beneficial conversion feature discount resulting from the conversion price that was $0.00005 below the market price of $0.0003 on the March 2, 2015 origination date resulted in a debt discount value of $18,750 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On March 31, 2015, the Company entered into a convertible promissory note with Star Financial Corporation. The beneficial conversion feature discount resulting from the conversion price that was $0.0002 below the market price of $0.00008 on the March 31, 2015 origination date resulted in a debt discount value of $30,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

Note 19 - Subsequent Events

Debt Financing

On April 8, 2015, the Company entered into an equipment financing agreement with Marlin for a total of $50,000 bearing an effective interest rate of 10.9%, consisting of 36 monthly payments of $1,781; maturing on April 7, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On April 29, 2015, the Company entered into an equipment financing agreement with Macquarie for a total of $25,000 bearing an effective interest rate of 12%, consisting of 36 monthly payments of $833; maturing on April 29, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.

On March 26, 2015, the Company entered into a loan for $65,250 from Pearl Capital (“Pearl”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $650, maturing on August 26, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On April 3, 2015, the Company entered into a loan for $63,000 from Capital Stack (“Capital Stack”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $599, maturing on September 3, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On April 15, 2015, the Company entered into a loan for $35,000 from 2 Dollars (“2 Dollars”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $434, maturing on August 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On May 7, 2015, the Company entered into a loan for $53,000 from Last Chance (“Last Chance”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $699, maturing on August 7, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Related Party Financing

Originated April 7, 2015, a $31,250 unsecured promissory note payable, including a $6,250 loan origination fee, to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 7, 2016. The note also carries a liquidated damages fee of $1,500 upon default.

Originated May 7, 2015, an unsecured $13,750 promissory note payable, including a $2,750 loan origination fee, owed to GG Mars, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

Originated May 20, 2015, a $25,000 unsecured promissory note payable, including a $5,000 loan origination fee, to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 20, 2016. The note also carries a liquidated damages fee of $1,500 upon default.

Debt Conversions into Class A Common Stock

Debt Conversion by St. George Investments, LLC

On April 24, 2015, the Company issued 89,000,000 shares of Class A Common Stock pursuant to the conversion of $5,340 of convertible debt held by St. George Investment LLC, which consisted of $4,620 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 13, 2015, the Company issued 77,000,000 shares of Class A Common Stock pursuant to the conversion of $5,340 of convertible debt held by St. George Investment LLC, which consisted of $5,340 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On May 4, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 18, 2015, the Company issued 36,000,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $6,215 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by KBM Worldwide, Inc.

On May 13, 2015, the Company issued 227,100,000 shares of Class A Common Stock pursuant to the conversion of $11,355 of convertible debt held by IBC Funds LLC, which consisted of $11,355 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Common A Issuance

On April 30, 2015, the Company issued 450,000,000 shares of Common A Stock to our CEO for services.

EPAZZ, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Conversion by Related Party

On April 3, 2015, the Company issued 5,700,000 shares of Class A Common Stock pursuant to the conversion of $2,850 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $2,850 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Issuances for Services

On April 24, 2015, the Company issued 1,080,000 shares of Class A Common Stock for services to Eduardo Cabrera.

On April 24, 2015, the Company issued 1,000,000 shares of Class A Common Stock for services to Wellington Shields Holding LLC.

On April 24, 2015, the Company issued 200,000 shares of Class A Common Stock for services to Metaxas Georgatos

On April 24, 2015, the Company issued 320,000 shares of Class A Common Stock for services to Vance Thinh.

On April 24, 2015, the Company issued 320,000 shares of Class A Common Stock for services to Marc Estigarribia.

On April 24, 2015, the Company issued 50,000 shares of Class A Common Stock for services to Juan Ramirez.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO March 31, 2015. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRM”), AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”), TELECORP PRODUCTS, INC., A MICHIGAN CORPORATION (“TELECORP”), JADIAN, INC., AN ILLINOIS CORPORATION (“JADIAN”), STRANTIN, INC., AN ILLINOIS CORPORATION (“STRAND”) AND FLEXFRIDGE, INC., AN ILLINOIS CORPORATION (“FLEXFRIDGE”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

Interaction Technology, Inc

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2015, AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014:

	For the Three Months Ended
	March 31,		Increase /
	2015	2014	(Decrease)
Revenues	$461,661	$252,552	$209,109

General and Administrative	255,732	291,693	(35,961)
Salaries and Wages	150,146	2,336,497	(2,186,351)
Depreciation and Amortization	43,965	46,157	(2,192)
Bad Debts (Recoveries)	152,455	(12)	152,467

Total Operating Expenses	602,298	2,674,335	(2,072,037)

Net Operating Loss	(140,637)	(2,421,783)	2,281,146

Total Other Expense	(368,328)	(1,309,590)	941,262

Net Loss	$(508,965)	$(3,731,373)	$(3,222,408)

Revenues:

For the three months ended March 31, 2015 we had revenue of $461,661 compared to revenue of $252,552 for the three months ended March 31, 2014, an increase of $209,109, or 83% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses decreased by $35,961, or 12% to $255,732 for the three months ended March 31, 2015 compared to general and administrative expense of $291,693 for the three months ended March 31, 2014. The decrease in general and administrative expense is due primarily to decreased public relations fees and stock based compensation during the three months ending March 31, 2015 as compared to the three months ending March 31, 2014.

Salaries and Wages:

Salaries and wages decreased by $2,186,351, or 94% to $150,146 for the three months ended March 31, 2015 compared to salaries and wages of $2,336,497 for the three months ended March 31, 2014. The decrease in salaries and wages is due primarily to decrease in professional services.

Depreciation and Amortization:

We had depreciation and amortization expense of $43,965 for the three months ended March 31, 2015 as compared to $46,157 for the three months ended March 31, 2014, an increase of $2,192, or 5% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2014 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debt expense of $152,455 for the three months ended March 31, 2015 as compared to bad debt recoveries of ($12) for the three months ended March 31, 2014, an increase in bad debt expense of $152,467, from the comparative period. This decrease is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables.

Net Operating Gain (Loss):

Total operating expenses for the three months ended March 31, 2015 were $602,298, compared to $2,674,335 for the three months ended March 31, 2014, a decrease of $22,072,037, or 77% from the comparative period. We had net operating loss of $140,637, compared to $2,407,252 for the three months ended March 31, 2014, a decrease of $2,281,146, or 94% from the comparative period. The decrease in operating gain was primarily due to the decrease in stock based compensation to related parties.

Other Income (Expense):

Other Income (expense) was ($368,328) for the three months ended March 31, 2015 compared to ($1,309,590) for the three months ended March 31, 2014, a decrease of $941,262, or 72% from the comparative period. Interest expense increased primarily due to significant increased borrowings since the three months ended March 31, 2014.

Net Loss:

We had a net loss of $508,965 for the three months ended March 31, 2015 compared to a net loss of $3,731,373 for the three months ended March 31, 2014, resulting in a decreased net loss of $3,222,408, or 86% from the comparative period. The decreased net loss was primarily due increased revenues and lowered PR Marketing and lower stock based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2015 compared to December 31, 2014.

	March 31,	December 31,
	2015	2014
Total Assets	$972,638	$1,087,191

Total Liabilities	$4,903,889	$5,005,501

Accumulated (Deficit)	$(15,678,366)	$(15,169,401)

Stockholders’ Equity (Deficit)	$(3,931,251)	$(3,918,310)

Working Capital (Deficit)	$(3,597,771)	$(3,453,062)

We had total current assets of $184,233 as of March 31, 2015, consisting of cash of $32,765, net accounts receivable of $97,902, and other current assets of $53,566.

We had non-current assets of $788,405 as of March 31, 2015, consisting of $104,532 of property and equipment, net, including accumulated depreciation and amortization, intangible assets of $309,055, net, including $495,186 of accumulated amortization and goodwill of $374,818 related to the purchase of our subsidiaries.

We had total current liabilities of $3,782,004 as of March 31, 2015, consisting of $446,241 of accounts payable and accrued expenses, $401,254 of deferred revenues, current portion of outstanding balances on lines of credit of $72,138, current portion of capitalized leases in the amount of $4,748, current maturities of notes payable, related parties of $1,271,198 current maturities on convertible debts of $147,885, net of discounts of $222,228, and current maturities on long term debts in the amount of $1,155,689.

We had negative working capital of $3,597,771 and a total accumulated deficit of $15,678,366 as of March 31, 2015.

We had total liabilities of $4,903,889 as of March 31, 2015, which included total current liabilities of $3,782,004, and long-term debts of $1,121,885, net of current portion.

We had net cash used in operating activities of negative $171,517 for the three months ended March 31, 2015, which was primarily due to our net loss of $508,965 after adjustments for non-cash operating expenses, a decrease of $153,935 in accounts receivable and a decrease of $68,683 in deferred revenues.

We had negative $7,236 of net cash used in investing activities for the three months ended March 31, 2015, which consisted of $7,236 of cash paid for the purchase of equipment.

We had $104,710 of net cash provided by financing activities during the three months ended March 31, 2015, which represented proceeds from notes payable, related parties of $113,375, proceeds from convertible notes of $253,179 and proceeds from notes payable of $196,052 offset by repayments on notes payable, related parties of $38,500, repayments on notes payable of $418,255, and principal payments on capital leases of $1,141.

Recent Financing Activities

First quarter of 2015:

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

Debt Financing, Related Parties

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

Recent Debt Conversions

Debt Conversions into Class A Common Stock

Debt Conversion by JMJ Financial

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

On February 4, 2015, the Company issued 1,958,000 shares of Class A Common Stock pursuant to the conversion of $1,762 of convertible debt held by JMJ Financial, which consisted of $1,762 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 23, 2015, the Company issued 1,957,000 shares of Class A Common Stock pursuant to the conversion of $1,292 of convertible debt held by JMJ Financial, which consisted of $1,292 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On February 12, 2015, the Company issued 4,802,745 shares of Class A Common Stock pursuant to the conversion of $2,800 of convertible debt held by Magna Equities LLC, which consisted of $2,800 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On March 10, 2015, the Company issued 41,996,249 shares of Class A Common Stock pursuant to the conversion of $3,500 of convertible debt held by Magna Equities LLC, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 20, 2015, the Company issued 53,731,344 shares of Class A Common Stock pursuant to the conversion of $3,600 of convertible debt held by Magna Equities LLC, which consisted of $3,600 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

First quarter of 2015:

A total of $147,885 of convertible debentures remain outstanding as of March 31, 2015.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended March 31, 2015:

Debt Conversion by JMJ Financial

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014

On January 2, 2015, the Company issued 1,695,000 shares of Class A Common Stock pursuant to the conversion of $2,542.50 of convertible debt held by JMJ Financial which consisted of $2,542.50 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 21, 2015, the Company issued 1,950,000 shares of Class A Common Stock pursuant to the conversion of $2,925 of convertible debt held by JMJ Financial, which consisted of $2,925 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 4, 2015, the Company issued 1,958,000 shares of Class A Common Stock pursuant to the conversion of $1,762 of convertible debt held by JMJ Financial, which consisted of $1,762 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 23, 2015, the Company issued 1,957,000 shares of Class A Common Stock pursuant to the conversion of $1,292 of convertible debt held by JMJ Financial, which consisted of $1,292 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On February 12, 2015, the Company issued 4,802,745 shares of Class A Common Stock pursuant to the conversion of $2,800 of convertible debt held by Magna Equities LLC, which consisted of $2,800 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

On March 10, 2015, the Company issued 41,996,249 shares of Class A Common Stock pursuant to the conversion of $3,500 of convertible debt held by Magna Equities LLC, which consisted of $3,500 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 20, 2015, the Company issued 53,731,344 shares of Class A Common Stock pursuant to the conversion of $3,600 of convertible debt held by Magna Equities LLC, which consisted of $3,600 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

Preferred C Stock

On January 21, 2015, the Company issued 12,564,800 shares of Preferred C Stock pursuant to the exchange agreement with our CEO in exchange for 12,564,800 shares of Class A Common Stock. The total fair value of the common stock was $4,112 based on an independent valuation on the date of grant. Although the common stock had a fair value higher than the preferred stock; as this was a related party transaction, no gain was recognized as a result of this exchange.

On February 13, 2015, the Company issued 210,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 70,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

Debt Conversion by Related Party

On March 2, 2015, the Company issued 64,000,000 shares of Class A Common Stock pursuant to the conversion of $3,200 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $3,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		SB-2	12/04/06	X	12/04/06
3.2	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.3	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.4	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.5	Statement of Change of Registered Agent		SB-2	12/04/06	X	12/04/06
3.6	Articles of Amendment		SB-2	12/04/06	X	12/04/06
3.7	Amended and Restated By-Laws		SB-2	12/04/06	X	12/04/06
3.8	Articles of Amendment		10-Q	09/30/12	X	12/18/12
3.9	Articles of Amendment		10-K	12/31/12	X	06/03/13
3.10	Articles of Amendment, January 14, 2014	*
4.1	Form of Stock Certificate		SB-2	12/04/06	X	12/04/06
10.1	February 22, 2013 – Equipment Finance Agreement with Summit Funding Group, Inc.		10-Q	03/31/13	X	06/14/13
10.2	March 7, 2013 – Lease Agreement with Baytree National Bank & Trust Company		10-Q	03/31/13	X	06/14/13
10.3	Promissory Note with Star Financial Corporation, April 1, 2013		10-Q	06/30/13	X	08/19/13
10.4	Promissory Note with Star Financial Corporation, April 12, 2013		10-Q	06/30/13	X	08/19/13
10.5	Promissory Note with Star Financial Corporation, May 16, 2013		10-Q	06/30/13	X	08/19/13
10.6	Promissory Note with Star Financial Corporation, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.7	First JMJ Financial Convertible Promissory Note, June 12, 2013		10-Q	06/30/13	X	08/19/13
10.8	Software Finance Agreement with CIT Finance, LLC, May 1, 2013		10-Q	06/30/13	X	08/19/13
10.9	Loan and Security Agreement with Small Business Financial Solutions, LLC, April 5, 2013		10-Q	06/30/13	X	08/19/13
10.10	Merchant Agreement with Horizon Business Funding, LLC, June 11, 2013		10-Q	06/30/13	X	08/19/13
10.11	Business Loan Agreement with WebBank, June 19, 2013		10-Q	06/30/13	X	08/19/13
10.12	First Amendment to Executive Employment Agreement, August 16, 2013		10-Q	06/30/13	X	08/19/13
10.13	Promissory Note with Vivienne Passley, July 19, 2013		10-Q	09/30/13	X	11/19/13
10.14	Promissory Note with Vivienne Passley, August 12, 2013		10-Q	09/30/13	X	11/19/13
10.15	Promissory Note with Star Financial Corporation, July 31, 2013		10-Q	09/30/13	X	11/19/13
10.16	Promissory Note with Star Financial Corporation, August 2, 2013		10-Q	09/30/13	X	11/19/13
10.17	Promissory Note with Star Financial Corporation, August 7, 2013		10-Q	09/30/13	X	11/19/13
10.18	Promissory Note with Star Financial Corporation, August 27, 2013		10-Q	09/30/13	X	11/19/13
10.19	Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.20	Promissory Note with GG Mars Capital, Inc., September 7, 2013		10-Q	09/30/13	X	11/19/13
10.21	Convertible Promissory Note with GG Mars Capital, Inc., August 20, 2013		10-Q	09/30/13	X	11/19/13
10.22	Assignment Agreement with GG Mars Capital, Inc. and Accion Chicago, August 15, 2013		10-Q	09/30/13	X	11/19/13
10.23	Convertible Promissory Note with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.24	Note Purchase Agreement with St. George Investments, Inc., September 5, 2013		10-Q	09/30/13	X	11/19/13
10.25	Convertible Promissory Note with Asher Enterprises (Seventh Asher Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.26	Securities Purchase Agreement with Asher Enterprises (Seventh Note), August 19, 2013		10-Q	09/30/13	X	11/19/13
10.27	Amendment #1 to Promissory Note with Asher Enterprises (Seventh Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.28	Convertible Promissory Note with Asher Enterprises (Eighth Asher Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.29	Securities Purchase Agreement with Asher Enterprises (Eighth Note), September 18, 2013		10-Q	09/30/13	X	11/19/13
10.30	Amendment #1 to Promissory Note with Asher Enterprises (Eighth Asher Note), November 7, 2013		10-Q	09/30/13	X	11/19/13
10.31	Amendment #1 to Promissory Note with JMJ Financial (First JMJ Note), August 13, 2013		10-Q	09/30/13	X	11/19/13

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.32	Stock Purchase Agreement (Telecorp Acquisition), February 28, 2014	*
10.33	Closing Statement (Telecorp Acquisition), February 28, 2014	*
10.34	Non-Disclosure/Non-Compete Agreement (Telecorp Acquisition), February 28, 2014	*
10.35	Share Pledge Agreement (Telecorp Acquisition), February 28, 2014	*
10.36	Seller Financed Promissory Note (Telecorp Acquisition), February 28, 2014	*
10.37	Asset Purchase Agreement (Cynergy Acquisition), April 4, 2014	*
10.38	Bill of Sale (Cynergy Acquisition) , April 4, 2014	*
10.39	Asset Purchase Agreement (Jadian Acquisition), May 9, 2014	*
10.40	Bill of Sale (Jadian Acquisition), May 9, 2014	*
10.41	Closing Statement (Jadian Acquisition), May 9, 2014	*
10.42	Security Agreement (Jadian Acquisition), May 9, 2014	*
10.43	Consulting Agreement (Jadian Acquisition), May 9, 2014	*
10.44	Employment Agreement (Jadian Acquisition), May 9, 2014	*
10.45	Guaranty Agreement (Jadian Acquisition), May 9, 2014	*
10.46	Seller Financed Promissory Note (Jadian Acquisition), May 9, 2014	*
10.47	Asset Purchase Agreement (Strand Acquisition), July 31, 2014	*
10.48	Bill of Sale (Strand Acquisition), July 31, 2014	*
10.49	Guaranty Agreement (Strand Acquisition), July 31, 2014	*
10.50	Seller Financed Promissory Note (Strand Acquisition), July 31, 2014	*
10.51	Stock Exchange Agreement (S. Passley), January 17, 2014	*
10.52	Stock Exchange Agreement (S. Passley), March 22, 2014	*
10.53	Stock Exchange Agreement (C. Passley), March 22, 2014	*
10.54	Stock Exchange Agreement (L&F Lawn Services, Inc.), March 22, 2014	*
10.55	Convertible Promissory Note (Magna Group, LLC), February 4, 2014	*
10.56	Convertible Promissory Note (Magna Group, LLC), February 19, 2014	*
10.57	Convertible Promissory Note (V. Passley), April 2, 2014	*
10.58	Settlement Agreement and Stipulation Pursuant to Section 3(a)(10) (IBC Funds, LLC), February 12, 2014	*
10.59	Order Granting Approval of Settlement Agreement and Stipulation (IBC Funds, LLC), February 14, 2014	*
10.60	Convertible Promissory Note Default Notice (St. George Investments, LLC), September 24, 2014	*
10.61	Forbearance Agreement (St. George Investments, LLC), November 7, 2014	X
10.62	Promissory Note with Star Financial Corporation, August 21, 2014	X
10.63	Promissory Note with Star Financial Corporation, August 01, 2014	X
10.64	Promissory Note with Star Financial Corporation, September 22, 2014	X
10.65	Promissory Note with Star Financial Corporation, September 02, 2014	X
10.66	Promissory Note with Star Financial Corporation, August 26, 2014	X
10.67	Promissory Note with Star Financial Corporation, July 28, 2014	X
21.1	Subsidiaries	X
31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	**
101.SCH	XBRL Schema Document	**
101.CAL	XBRL Calculation Linkbase Document	**
101.DEF	XBRL Definition Linkbase Document	**
101.LAB	XBRL Labels Linkbase Document	**
101.PRE	XBRL Presentation Linkbase Document	**

______________

* Previously filed.

** To be filed by amendment.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPAZZ, INC.

DATED: June 16, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

