Form 10-Q
period 2015-06-30
Epazz Inc
filed 2015-08-17
CIK 1335239

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes [_] No [X]

The number of shares of the issuer’s Class A common stock outstanding as of August 13, 2015, 429,984,278 was shares, par value $0.01 per share.

EPAZZ, INC.

FORM 10-Q

Quarterly Period Ended June 30, 2015

PART II – OTHER INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EPAZZ, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash	$25,659	$106,708
Accounts receivable, net	317,997	96,422
Other current assets	106,539	64,607
Total current assets	450,195	267,737

Property and equipment, net	84,153	106,698
Intangible assets, net	286,434	337,938
Goodwill	374,818	374,818

Total assets	$1,195,600	$1,087,191

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:

Accounts payable	$454,018	$419,206
Accrued expenses	40,881	88,026
Accrued expenses, related parties	197,637	127,770
Deferred revenue	503,309	469,937
Lines of credit	125,391	80,239
Current maturities of capital lease obligations payable	3,626	5,890
Current maturities of notes payable, related parties ($1,085,573 and $1,066,073 currently in default, respectively)	1,265,198	1,221,323
Convertible debts, net of discounts of $81,870 and $131,774, respectively ($77,289 and $60,674 currently in default, respectively)	266,379	88,739
Current maturities of long term debts	1,141,244	1,219,669
Derivative Liabilities	28,315	–
Total current liabilities	4,025,998	3,720,799

Long term debts, net of current maturities	1,089,154	1,284,702
Total liabilities	5,115,152	5,005,501

Stockholders' equity (deficit):
Convertible preferred stock, Series A, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series B, $0.0001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	–	–
Convertible preferred stock, Series C, $0.0001 par value, 3,000,000,000 shares authorized, 2,875,320,333 shares issued and outstanding	280,531	293,275
Common stock, Class A, $0.01 par value, 1,000,000,000 shares authorized, 235,540,216 and 30,046 shares issued and outstanding, respectively	2,355,402	300
Convertible common stock, Class B, $0.01 par value, 60,000,000 shares authorized, 23,000,000 shares issued and outstanding, respectively	230,000	230,000
Additional paid in capital	9,326,081	10,727,516
Accumulated deficit	(16,111,566)	(15,169,401)
Total stockholders' equity (deficit)	(3,919,552)	(3,918,310)

Total liabilities and stockholders' equity (deficit)	$1,195,600	$1,087,191

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$998,198	$327,525	$1,459,859	$580,077

Expenses:
General and administrative	662,788	278,446	918,520	570,139
Salaries and wages	107,373	108,502	257,519	2,444,999
Depreciation and amortization	38,260	51,398	82,225	97,555
Bad debts (recoveries)	112,209	(5,250)	264,664	(5,262)
Total operating expenses	920,630	433,096	1,522,928	3,107,431

Net operating income (loss)	77,568	(105,571)	(63,069)	(2,527,354)

Other income (expense):
Interest income	(217)	1	–	55
Interest expense	(362,638)	(501,712)	(654,073)	(1,017,777)
Loss on debt conversion	(144,080)	–	(144,080)	–
Loss on debt modifications, related parties	–	(172,864)	–	(172,864)
Change in derivative liabilities	(3,833)	15,915	(80,943)	(777,664)
Total other expense	(510,768)	(658,660)	(879,096)	(1,968,250)

Net loss	$(433,200)	$(764,231)	$(942,165)	$(4,495,604)

Weighted average number of common shares outstanding - basic and fully diluted	11,412,043	475	5,909,093	383

Net loss per share - basic and fully diluted	$(0.04)	$(1,608.91)	$(0.16)	$(11,737.86)

See accompanying notes to financial statements.

EPAZZ, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(942,165)	$(4,495,604)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debts (recoveries)	264,664	(5,262)
Depreciation and amortization	82,225	97,555
Amortization of deferred financing costs	127,720	233,277
Amortization of discounts on convertible debts	378,834	495,683
Loss on debt modifications, related party	–	172,864
Loss on default provisions of convertible debt	–	77,375
Change in fair market value of derivative liabilities	80,943	777,664
Loss on conversion of debt to equity	144,082	–
Stock based compensation issued for services	69,514	37,500
Stock based compensation issued for services, related parties	90,000	2,243,402
Decrease (increase) in assets:
Accounts receivable	(486,239)	1,130
Other current assets	–	42,835
Increase (decrease) in liabilities:
Accounts payable	14,635	44,656
Accrued expenses	(22,651)	20,085
Accrued expenses, related parties	69,867	54,002
Deferred revenues	18,619	(74,059)
Net cash provided by (used in) operating activities	(109,952)	(276,897)

Cash flows from investing activities
Cash acquired in merger	–	736
Purchase of equipment	(8,175)	(43,512)
Acquisition of subsidiaries	–	(482,945)
Net cash used in investing activities	(8,175)	(525,721)

Cash flows from financing activities
Payments on capital lease obligations payable	(2,263)	(9,260)
Proceeds from notes payable, related parties	53,480	675,152
Repayment of notes payable, related parties	(38,500)	(82,879)
Proceeds from convertible notes	253,179	–
Repayment of convertible notes	–	(1,500)
Proceeds from long term debts	969,273	345,696
Repayment of long term debts	(1,198,091)	(231,287)
Net cash provided by financing activities	37,078	695,922

Net increase (decrease) in cash	(81,049)	(106,696)
Cash - beginning	106,708	208,567
Cash - ending	$25,659	$101,871

Supplemental disclosures:
Interest paid	$451,344	$187,563
Income taxes paid	–	–

Non-cash investing and financing activities:
Acquisition of subsidiary in exchange for debt	$–	$312,000
Value of shares issued for conversion of debt	$236,107	$533,360
Value of shares issued for conversion of debt, related parties	22,000	$112,183
Beneficial conversion features	$244,228	$35,028
Discount on derivatives	$82,366	$422,240
Deferred financing costs	$160,645	$235,394
Conversion of Preferred C to Common A	$2,101,579	$–
Derivative adjustment due to debt conversions	$134,994	$1,199,904
Dividends payable declared	$–	$–

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

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit of five to fifteen years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented. Amortization expense on intangible assets totaled $51,504 and $71,606 for the six months ended June 30, 2015 and 2014, respectively.

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

Basic and Diluted Net Earnings per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive. There were no outstanding potential common stock equivalents for the periods presented. As such, basic and diluted earnings per share resulted in the same figure for the three and six months ending June 30, 2015 and 2014.

Stock-Based Compensation

Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, are to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock issued for services and compensation was $159,514 and $2,273,989 for the six months ending June 30, 2015 and 2014, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Going Concern

As shown in the accompanying condensed consolidated financial statements, the Company has incurred recurring losses from operations resulting in an accumulated deficit of $16,111,566, and as of June 30, 2015, the Company’s current liabilities exceeded its current assets by $3,575,803 and its total liabilities exceeded its total assets by $3,919,552. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

______________

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the six months ended
June 30,
2014
Revenue:	$874,356

Expenses:
Operating expenses	3,402,291

Net operating loss	(2,527,935)

Other income (expense)	(1,968,230)

Net loss	$(4,496,165)

Weighted average number of common shares
Outstanding – basic and fully diluted	475

Net loss per share – basic and fully diluted	$(9,465.61)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the six months ended June 30,
2014
Revenue:	$651,968

Expenses:
Operating expenses	3,195,637

Net operating income (loss)	(2,543,669)

Other income (expense)	(1,966,675)

Net income (loss)	$(4,510,344)

Weighted average number of common shares outstanding – basic and fully diluted	475

Net income (loss) per share – basic and fully diluted	$(9,495.46)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the six months ended June 30,
2014
Revenue:	$748,952

Expenses:
Operating expenses	3,254,873

Net operating income (loss)	(2,505,921)

Other income (expense)	(1,969,551)

Net income (loss)	$(4,475,472)

Weighted average number of common shares outstanding – basic and fully diluted	475

Net income (loss) per share – basic and fully diluted	$(9,422.05)

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

The unaudited supplemental pro forma results of operations of the combined entities had the dates of the acquisitions been January 1, 2014 are as follows:

Combined Pro Forma:
For the six months ended June 30,
2014
Revenue:	$669,098

Expenses:
Operating expenses	3,186,003

Net operating loss	(2,516,905)

Other income (expense)	(1,968,250)

Net loss	$(4,485,155)

Weighted average number of common shares Outstanding – basic and fully diluted	475

Net loss per share – basic and fully diluted	$(9,442.43)

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Related Parties

Debt Financing

From time to time we have received and repaid loans from our CEO and his immediate family members to fund operations. These related party debts are fully disclosed in Note 14 below.

In addition to the debts disclosed in Note 14, we had three convertible notes with related parties that are disclosed in Note 15 as follows:

	June 30,	December 31,
	2015	2014
Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	$2,150	$–

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2015, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	5,300	–

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	25,050	–

Total convertible debts, related parties	32,500	–
Less: unamortized discount on beneficial conversion feature	–	–
Convertible debts	32,500	–
Less: current maturities of convertible debts, related parties included in convertible debts	(32,500)	–
Long term convertible debts, related parties included in convertible debts	$–	$–

Changes in Stockholders’ Equity, Related Parties

Shares of Convertible Series C Preferred Stock Issued for Services to Related Parties

On January 17, 2014, the Company issued 600,000,000 shares of the recently designated Series C Convertible Preferred Stock to the Company’s CEO in exchange for 48 shares of his previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $568,283 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $345,427 due to the difference in the fair value of the Class A Common Stock exchanged.

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

On March 22, 2014, the Company issued 1,821,052,632 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 145.68 Class A Common shares, consisting of 138.44 previously issued and unvested shares of Class A Common Stock and 7.24 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $1,163,162 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $707,025 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 13,669,568 shares of the Series C Convertible Preferred Stock to L&F Lawn Services, a company owned by our CEO’s family member, a related party, in exchange for 1.09 of their previously issued Class A Common Stock. The total fair value of the Series C Convertible Preferred Stock was $8,731 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $5,370 due to the difference in the fair value of the Class A Common Stock exchanged.

On March 22, 2014, the Company issued 60,000,000 shares of the Series C Convertible Preferred Stock to the Company’s CEO in exchange for 60,000,000 shares, consisting of 4.32 previously issued and unvested shares of Class A Common Stock and 0.48 shares of his previously issued and vested Class A Common Stock. The vesting terms were accelerated commensurate with the exchange. The total fair value of the Series C Convertible Preferred Stock was $38,324 based on an independent valuation on the date of grant; therefore the Company recognized additional compensation expense of $23,295 due to the difference in the fair value of the Class A Common Stock exchanged.

On April 23, 2014, the Company granted 0.28 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $35,000 short term promissory note. The total fair value of the common stock was $1,050 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On April 24, 2014, the Company granted 0.80 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On May 7, 2014, the Company granted 0.80 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On May 28, 2014, the Company granted 0.26 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 12, 2014, the Company granted 0.17 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $5,000 short term promissory note. The total fair value of the common stock was $213 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

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

On October 10, 2014 the Company issued 24,000 shares of Class A Common to our CEO from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,200 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,120 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from Preferred C. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On January 21, 2015, the Company issued 12,564,800 shares of Preferred C Stock pursuant to the exchange agreement with our CEO in exchange for 10,052 shares of Class A Common Stock. The total fair value of the common stock was $4,112 based on an independent valuation on the date of grant. Although the common stock had a fair value higher than the preferred stock; as this was a related party transaction, no gain was recognized as a result of this exchange.

On February 13, 2015, the Company issued 168,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 70,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

On June 22, 2015, the Company issued 90,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 30,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

On June 29, 2015, the Company issued 120,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 40,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Debt Conversions into Class A Common Stock – Related Parties

On April 2, 2014, the Company issued 20 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by Vivienne Passley, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 10 shares of Class A Common Stock pursuant to the conversion of $18,750 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 16 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 22, 2014, the Company issued 12 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 17, 2014, the Company issued 26.75 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 2, 2015, the Company issued 51,200 shares of Class A Common Stock pursuant to the conversion of $3,200 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $3,200 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 35,200 shares of Class A Common Stock pursuant to the conversion of $3,300 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $3,300 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 11, 2015, the Company issued 17,600 shares of Class A Common Stock pursuant to the conversion of $1,650 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $1,650 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 24, 2015, the Company issued 32,000 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 3, 2015, the Company issued 45,600 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by Star Financial Corporation, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 14, 2015, the Company issued 80,000 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $5,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 28, 2015, the Company issued 4,000,000 shares of Class A Common Stock pursuant to the conversion of $4,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $4,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Employment Agreement

On September 6, 2012, we entered into an employment agreement with Shaun Passley, Ph.D., our Chief Executive Officer, President, and Chairman of the Board of Directors which had a term of ten (10) years. Compensation pursuant to the agreement calls for a base salary of $180,000 per year; of which $30,000 shall be payable annually in cash and $150,000 shall be payable in shares of the Company’s Common Stock at the rate of $0.006 per share, or 2,500 shares per year. In addition, the Company issued 800,000 shares of Class A Common Stock to the Company’s CEO as a bonus in consideration for various services performed, and to be performed over a ten year period beginning on September 6, 2012, provided that all of the shares remain subject to forfeiture until such time, if ever, as we generate annual revenues of at least $10 million, subject to the below termination provisions. The total fair value of the common stock was $6,000,000 based on the closing price of the Company’s common stock on the date of grant, which has been presented as a deduction against additional paid in capital in the equity section of the balance sheet until the terms of the vesting periods are satisfied. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares. In the event of the termination of Dr. Passley’s employment agreement for cause by the Company or without good reason by Dr. Passley, any non-vested shares are to be canceled and he is to be paid any consideration he is owed through the date of termination. In the event of the termination of Dr. Passley’s employment agreement for good reason (as described in the agreement) by Dr. Passley or without cause by the Company, he is due eight additional weeks of compensation and all non-vested shares vest to him immediately. In the event of the termination of Dr. Passley’s employment agreement for any other reason, he is due eight weeks of additional salary and any non-vested shares are to be canceled.

We do not have an employment or consultant agreement with Craig Passley, our Secretary, however on March 20, 2013, we granted4.80 shares to Craig Passley for services rendered between 2012 and 2021. The shares vest annually over the 10 year period with the first 0.48 vesting upon the grant date. The vesting restrictions were subsequently lifted on March 22, 2014 pursuant to the exchange of these shares for Convertible Series C Preferred shares.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following schedule summarizes the valuation of financial instruments at fair value on a non-recurring basis in the balance sheets as of June 30, 2015 and December 31, 2014:

	Fair Value Measurements at June 30, 2015
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$286,434
Goodwill	–	–	374,818
Total assets	–	–	661,252
Liabilities
Lines of credit	–	125,391	–
Capital leases	–	3,626	–
Promissory notes	–	2,230,398	–
Notes payable, related parties	–	1,265,198	–
Convertible debts, net of discount of $81,869	–	266,379	–
Total Liabilities	–	3,890,992	–
	$–	$(3,890,992)	$661,252

	Fair Value Measurements at December 31, 2014
	Level 1	Level 2	Level 3
Assets
Intangible assets	$–	$–	$337,938
Goodwill	–	–	374,818
Total assets	–	–	712,756
Liabilities
Lines of credit	–	80,239	–
Capital leases	–	5,890	–
Long term debts	–	2,504,371	–
Notes payable, related parties	–	1,221,323	–
Convertible debts, net of discount of $81,869	–	88,739	–
Total Liabilities	–	3,900,562	–
	$–	$(3,900,562)	$712,756

There were no transfers of financial assets or liabilities between Level 1 and Level 2 inputs for the periods ended June 30, 2015 and December 31, 2014.

Level 3 assets consist of intangible assets and goodwill.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 – Other Current Assets

As of June 30, 2015 and December 31, 2014 other current assets included the following:

	June 30,	December 31,
	2015	2014
Deferred financing costs	$96,661	$54,729
Security deposits	9,878	9,878
	$106,539	$64,607

The Company recognized $127,720  and $233,277 of amortization expense related to the deferred financing costs during the six months ended June 30, 2015 and 2014, respectively.

Note 8 – Property and Equipment

Property and Equipment consists of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Furniture and fixtures	$22,006	$22,006
Computers and equipment	196,778	188,613
Software	15,670	15,660
Assets held under capital leases	17,855	17,855
	252,309	244,134
Less accumulated depreciation and amortization	(168,156)	(137,436)
	$84,153	$106,698

Depreciation and amortization expense totaled $30,720 and $25,949 for the periods ended June 30, 2015 and 2014, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Intangible Assets

Intangible assets consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	Useful	June 30,	December 31,
Description	Life	2015	2014
Technology-based intangible assets
K9 Bytes	5 Years	31,569	31,569
MS Health	5 Years	74,400	74,400
Intellisys	5 Years	163,333	163,333
Cynergy	5 Years	1,205	1,205
Interaction	5 Years	466	466
Jadian	5 Years	6,816	6,816
Strand	5 Years	1,259	1,259
Telecorp	5 Years	12,082	12,082
		291,130	291,130
Contracts
MS Health	6 Years	129,000	129,000
Interaction	6 Years	1,056	1,056
		130,056	130,056
Trade Name
K9 Bytes	5 Years	16,536	16,536
Cynergy	5 Years	274	274
Jadian	5 Years	4,572	4,572
Strand	5 Years	783	783
Telecorp	5 Years	4,898	4,898
		27,063	27,063
Other Intangible Assets
MS Health	2 Years	20,250	20,250
K9 Bytes	2 Years	26,000	26,000
Interaction	2 Years	686	686
		46,936	49,936

Total intangible assets		495,185	495,185
Less: accumulated amortization		(208,751)	(157,247)
Intangible assets, net		$ 286,434	$ 337,938

Amortization expense on intangible assets totaled $51,504 and $71,606 for the six months ended June 30, 2015 and June 30, 2014, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Goodwill

The changes in the carrying amount of goodwill and accumulated impairment losses for the period ended June 30, 2015 and December 31, 2014, respectively, are as follows:

	K9 Bytes	Jadian	Strand	Total
Balance, December 31, 2014:	87,244	81,253	206,321	374,818
Goodwill acquired during the period	–	–	–	–
Impairment loses	–	–	–	–
Balance, June 30, 2015:	$87,244	$81,253	$206,321	$374,818

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

Note 11 – Accrued Expenses

As of June 30, 2015 and December 31, 2014 accrued expenses included the following:

	June 30,	December 31,
	2015	2014
Accrued interest	$24,924	$63,697
Accrued interest, related parties	197,637	127,770
Accrued payroll and payroll taxes	15,957	23,769
Other accrued expenses	–	560
	$238,518	$215,796

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 12 – Line of Credit

Lines of credit consisted of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Line of credit of $50,000 from PNC bank, originating on February 16, 2012. The outstanding balance on the line of credit bears interest at an introductory rate of 4.25% for the first year, subject to renewal thereafter. Payments of $739 are due monthly.	$44,371	$47,898

Line of credit of $20,000 from US Bank, originating on June 8, 2012. The outstanding balance on the line of credit bears interest at 9.75%, maturing on June 5, 2019. Payments of $500 are due monthly.	12,374	14,786

Line of credit of $40,000 from Dell Business Credit available for the purchase of Dell products, such as computer and software equipment. The outstanding balance on the line of credit bears interest at a rate of 26.99%. Variable payments are due monthly.	20,297	5,305

Line of credit of $40,000 from Chase Bank, originating on March 9, 2015. The outstanding balance on the line of credit bears interest at 8.0%, maturing on March 9, 2016. Payments of $250 are due monthly.	37,460	–
Line of credit of $25,000 from Bank of America. The outstanding balance on the line of credit bears interest at a rate of 4.25%. Variable payments are due monthly. A total of $24,500 was acquired with the acquisition of Telecorp.	10,889	12,250

Total line of credit	125,391	80,239
Less: current portion	(125,391)	(80,239)
Line of credit, less current portion	$–	$–

Note 13 – Capital Lease Obligations Payable

The Company leases certain equipment under agreements that are classified as capital leases as follows:

The cost of equipment under capital leases is included in the Balance Sheets as property and equipment and was $17,855 and $17,855 at June 30, 2015 and December 31, 2014, respectively. Accumulated amortization of the leased equipment was $12,499 and $8,928 at June 30, 2015 and 2014, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

The future minimum lease payments required under the capital leases and the present value of the net minimum lease payments as of June 30, 2015 and December 31, 2014, are as follows:

	June 30,	December 31,
	2015	2014
Lease #1 – Capital Lease from Marlin Bank Lease Commenced on January 12, 2012 with monthly lease payments of $480 over the next 48 months, and a bargain purchase price of $1 at the end of the lease. The outstanding balance on the Capital Lease bears interest at a rate of 13%.	3,839	6,656
Total minimum payments	$3,839	$6,656
Less: amount representing interest	(213)	(766)
Present value of net minimum lease payments	3,626	5,890
Less: Current maturities of capital lease obligations	(3,626)	(5,890)
Long-term capital lease obligations	$0	$0

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 14 – Notes Payable, Related Parties

Notes payable, related parties consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Originated April 7, 2015, a $32,000 unsecured promissory note payable, including a $6,250 loan origination fee, to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 7, 2016. The note also carries a liquidated damages fee of $1,500 upon default.	$32,000	$–

Originated May 7, 2015, an unsecured $15,000 promissory note payable, including a $2,750 loan origination fee, owed to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	15,000	–

Originated May 20, 2015, a $25,000 unsecured promissory note payable, including a $5,000 loan origination fee, to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 20, 2016. The note also carries a liquidated damages fee of $1,500 upon default.	25,000	–

Originated March 18, 2015, a $6,250 unsecured promissory note payable, including a $1,250 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 18, 2015. The note also carries a liquidated damages fee of $1,000 upon default.	6,250	–

Originated January 22, 2015, an unsecured $47,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	47,000	–

Originated February 24, 2015, an unsecured $48,000 promissory note payable, including a $10,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 22, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	48,000	–

Originated March 3, 2015, an unsecured $21,875 promissory note payable, including a $4,375 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on October 3, 2015. The note also carries a liquidated damages fee of $1,500 upon default.	21,875	–

On various dates, the Company’s CEO advanced and repaid short term loans to the Company. A total of $0 and $77,879 was advanced and repaid during the periods ending June 30, 2015 and 2014, respectively.	–	–

Originated July 28, 2014, an unsecured $37,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 15, 2014. The note also carried a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	37,500	37,500

Originated August 1, 2014, an unsecured $36,000 promissory note payable, including an $8,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 3, 2014.	36,000	36,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated August 21, 2014, an unsecured $12,500 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 21, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	12,500	12,500

Originated August 26, 2014, an unsecured $57,000 promissory note payable, including a $12,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	57,000	57,000

Originated September 2, 2014, an unsecured $69,000 promissory note payable, including a $14,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	69,000	69,000

Originated September 22, 2014, an unsecured $43,750 promissory note payable, including an $8,750 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 1, 2014. The note also carried a liquidated damages fee of $1,000 upon default.	43,750	43,750

Originated June 30, 2014, an unsecured $20,000 promissory note payable, including a $3,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 30, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	20,000	20,000

Originated June 12, 2014, an unsecured $21,250 promissory note payable, including a $4,250 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on October 12, 2014. In addition, a loan origination fee consisting of 1,700 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	21,250	21,250

Originated June 3, 2014, an unsecured $5,000 promissory note payable, including a $1,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	5,000	5,000

Originated June 3, 2014, a $25,000 unsecured promissory note payable, including a $4,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carried a 15% interest rate, matures on December 3, 2014. The note also carries a liquidated damages fee of $1,000 upon default, which was amended and removed on September 19, 2014.	25,000	25,000

Originated May 28, 2014, an unsecured $32,500 promissory note payable, including a $7,500 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on September 28, 2014. In addition, a loan origination fee consisting of 2,600 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	32,500	32,500

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated May 7, 2014, a $125,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 7, 2014. In addition, a loan origination fee consisting of 8,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $12,500 upon default, which was amended and removed on September 19, 2014.	125,000	125,000

Originated April 24, 2014, a $150,000 unsecured promissory note payable, including a $30,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on June 26, 2014. In addition, a loan origination fee consisting of 8,000 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $10,000 upon default, which was amended and removed on September 19, 2014.	150,000	150,000

Originated April 23, 2014, an unsecured $35,000 promissory note payable, including a $7,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on August 23, 2014. In addition, a loan origination fee consisting of 2,800 shares of Class A Common Stock was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	35,000	35,000

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 7,400,000 shares of common stock on June 29, 2015. The share price on June 29,2015 was $0.0122, which equals consideration given of $90,280; which when compared to the reduction in debt of $18,500 leads to a loss on conversion of $71,780.	6,500	25,000

Originated March 28, 2014, an $18,750 unsecured promissory note payable, including a $3,750 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,594 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014. On March 2, 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	18,750

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 9,000,000 shares of common stock on June 29, 2015. The share price on June 29, 2015 was $0.0122, which equals consideration given of $109,800; which when compared to the reduction in debt of $37,500 leads to a loss on conversion of $72,300.	–	37,500

Originated March 26, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014.	25,000	25,000

Originated March 7, 2014, a $22,000 unsecured promissory note payable, including a $7,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $1,942 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $7,000 upon default, which was amended and removed on September 19, 2014. This loan was sold to Scott Sanchez during April 2015. It is now included under Convertible debts as of June 30, 2015.	–	22,000

Originated February 22, 2014, a $100,000 unsecured promissory note payable, including a $25,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 15,000,000 shares of Convertible Series C Preferred Stock valued at $14,266 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $35,000 upon default, which was amended and removed on September 19, 2014.	100,000	100,000

Originated February 21, 2014, an unsecured $75,000 promissory note payable, including a $15,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 30, 2014. In addition, a loan origination fee consisting of 10,000,000 shares of Convertible Series C Preferred Stock valued at $9,562 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $25,000 upon default, which was amended and removed on September 19, 2014.	75,000	75,000

Originated February 8, 2014, an unsecured $13,000 promissory note payable, including a $3,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 1,000,000 shares of Convertible Series C Preferred Stock valued at $1,193 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	13,000	13,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated February 7, 2014, a $26,000 unsecured promissory note payable, including a $6,000 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on March 30, 2014. In addition, a loan origination fee consisting of 2,000,000 shares of Convertible Series C Preferred Stock valued at $2,385 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	26,000	26,000

Originated August 20, 2013, unsecured promissory note payable owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,000 shares of Class A Common Stock with a fair market value of $3,250 was granted as consideration for the loan on August 20, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	25,000	25,000

Originated August 7, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 20, 2014. In addition, a loan origination fee of $4,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,000 shares of Class A Common Stock with a fair market value of $4,250 was granted as consideration for the loan on August 7, 2013 and the shares were subsequently issued on November 13, 2013. Currently in default.	12,000	24,000

Originated August 2, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on January 17, 2014. In addition, a loan origination fee of $5,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,400 shares of Class A Common Stock with a fair market value of $5,100 was issued as consideration for the loan on August 2, 2013. Currently in default.	15,500	32,000

Originated October 9, 2012, unsecured promissory note payable owed to a Company owned by an immediate family member of the Company’s CEO carries a 15% interest rate, matures on July 15, 2013. In addition, a loan origination fee, consisting of 115.94 shares of Class A Common Stock with a fair market value of $884 was issued as consideration for the loan on October 9, 2012. Currently in default.	2,868	2,868

Originated August 11, 2014, unsecured promissory note payable owed to an immediate family member of the Company’s CEO carries a zero percent (0%) interest rate, matures on December 1, 2014. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan, as well as, a loan origination fee, consisting of 2,000 shares of Class A Common Stock with a fair market value of $4,250 was issued as consideration for the loan on July 19, 2013.	5,705	3,705

Originated October 20, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on May 20, 2014. In addition, a loan origination fee of $1,500 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. On March 2, 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	5,000

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated December 17, 2014, an unsecured $9,000 promissory note payable, including a $2,500 loan origination fee, owed to L & F Lawn Service, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on December 17, 2015. L & F Service loaned an additional $16,000 to the Company at the same interest rate.	25,000	9,000

Originated November 9, 2014, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 9, 2015. In addition, a loan origination fee of $12,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan.	60,000	60,000

Originated October 15, 2013, unsecured promissory note payable owed to Star Financial Corporation, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matures on June 12, 2015. In addition, a loan origination fee of $3,000 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $500 upon default, which was amended and removed on September 19, 2014.	9,000	18,000

Originated March 7, 2014, an unsecured $30,000 promissory note payable, including a $6,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,912 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014. During March 2015, the promissory note was subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.000075. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.	–	30,000

Total notes payable, related parties	1,265,198	1,221,323
Less: current portion	(1,265,198)	(1,221,323)
Notes payable, related parties, less current portion	$–	$–

The Company recorded interest expense on notes payable to related parties in the amounts of $94,130 and $54,002 during the six months ended June 30, 2015 and June 30, 2014, respectively. The Company recorded accrued interest of $197,637 and $127,770 as of June 30, 2015 and December 31, 2014, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 15 – Convertible Debts

Convertible debts consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
Originated March 2, 2015, an unsecured $5,000 convertible promissory note, carries a 15% interest rate, matures on May 20, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $5,000 of principal and $447.95 of accrued interest. The October 20, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. On April 3, 2015 $2,850 of principal was converted into 45,600 shares of Common Stock Class A under the terms of the note agreement.	$2,150	$–

Originated March 2, 2015, an unsecured $18,750 convertible promissory note, carries a 15% interest rate, matures on May 28, 2015, (“GG Note”) owed to GG Mars, Inc., a related party, consisting of a total of $18,750 of principal and $2,196.06 of accrued interest. The March 28, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The principal of $5,200 was subsequently converted to a total of 83,200 shares of common stock over various dates from March 2, 2015 to March 24, 2015. On April 14, 2015 $5,000 of principal was converted into 80,000 shares of Common Stock Class A and June 28, 2015 $3,250 of principal and $750 of interest was converted into 4,000,000 shares of Common Stock Class A under. Both conversions during the period were completed under the terms of the note agreement therefore no gain or loss was recognized due to the conversion.	5,300	–

Originated March 31, 2015, an unsecured $30,000 convertible promissory note, carries a 15% interest rate, matures on May 7, 2015, (“Star Note”) owed to Star Financial Corporation, a related party, consisting of a total of $30,000 of principal and $3,772.60 of accrued interest. The March 7, 2014 promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to $0.001. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The principal of $4,950 was subsequently converted to a total of 52,800 shares of common stock over various dates from March 3, 2015 to March 11, 2015.	25,050	–

Sanchez note Originated April 7, 2015, an unsecured $22,000 convertible promissory note, carries a 20% interest rate, matures on May 7, 2015, (“Sanchez Note”) owed to Sanchez, consisting of one note acquired and assigned from GG Mars, a related party, consisting of a total of $22,000 of principal. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.0001 per share, whichever is greater. At no time shall the conversion price be lower than $0.0001. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.	22,000	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated January 7, 2015, an unsecured $17,500 convertible promissory note, carries a 12% interest rate, matures on January 7, 2016, (“Two Magna Group Note”) owed to Magna Group, LLC. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.000075 per share, whichever is greater. At no time shall the conversion price be lower than $0.000075. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.	17,500	–

On January 29, 2015, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM an 8% Convertible Promissory Note in the original principal amount of $43,000. The One KBM Note had a maturity date of November 2, 2015, and was convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the thirty (30) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the One KBM Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the One KBM Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.	21,645	–

Originated February 13, 2015, an unsecured $127,812.50 convertible promissory note, carries a 15% interest rate, matures on January 7, 2016, (“IBC Note”) owed to IBC Funds, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $106,000 of principal and $21,812.50 of accrued interest and fees. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. IBC Funds did not complete the require payments under the debt purchase agreement, therefore the ownership of the note was returned to Star Financial Corporation. Principal of $48,299 was subsequently converted to a total of 1,710,900 shares of common stock over various dates from February 7, 2015 to June 30, 2015.	79,514	–

Originated February 17, 2015, an unsecured $22,542.47 convertible promissory note, carries a 5% interest rate, matures on February 17, 2016, (“Blackbridge Note”) owed to Blackbridge Capital, LLC, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $20,000 of principal and $2,542.47 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-five percent (55%) of the average of the lowest trading price of the Company’s common stock for the fifteen (15) days prior to the conversion date. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The assigned principal of $22,542.47 was subsequently converted to a total of 90,640.59 shares of common stock over various dates from February 17, 2015 to March 5, 2015 in complete satisfaction of the debt.	–	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unsecured $33,000 convertible promissory note originated on November 13, 2013, including an Original Issue Discount (“OID”) of $3,000, carries a 12% interest rate (“Second JMJ Note”), matures on November 12, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the lowest trading price of the Company’s common stock for the twenty five (25) trading days prior to the conversion date, or $0.00009 per share, whichever is greater. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares. The unamortized OID is $2,604 at December 31, 2013. On July 11, 2014, the Company and JMJ Financial amended this note. The amendment specifies that due to the previously delinquent SEC filings, any future borrowings shall only be made by mutual agreement of both the borrower and lender. The assigned principal of $8,521 was subsequently converted to a total of 6,048 shares of common stock over various dates from January 2, 2015 to February 23, 2015.	7,604	16,125

Unsecured $56,900 convertible promissory note, including an Original Issue Discount (“OID”) of $6,900, carries an 8% interest rate (“First St. George Note”), matures on May 30, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $15,000 of outstanding principal into 1,000 shares pursuant to debt conversion on March 7, 2014.The unamortized OID is $3,791 at December 31, 2013. During the 2nd quarter of 2014, a total of $77,375 of principal and another $7,512 of accrued interest was added to the debt due to default provisions, including $25,000 of principal due to a Late Clearing Adjustment penalty. Currently in default. Principal of $29,364 was subsequently converted to a total of 197,360 shares of common stock over various dates from January 9, 2015 to June 30, 2015.	15,185	44,549

Unsecured $42,500 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on June 20, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-three percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $41,000 of outstanding principal into 27.33 shares pursuant to debt conversion on March 25, 2014, and $2,750, consisting of $1,500 of principal and $1,250 of interest was repaid in cash during the second quarter of 2014.	–	–

Unsecured $53,000 convertible promissory note carries an 8% interest rate (“Seventh Asher Note”), matures on May 21, 2014. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty-three percent (59%) of the average of the three lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The note carries a twenty two percent (22%) interest rate in the event of default, and the debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. The note holder converted $27,000 of outstanding principal into 12.00 shares pursuant to debt conversion on March 3, 2014, and $28,120, consisting of $26,000 of principal and $2,120 of accrued interest into 160,686.71 shares pursuant to debt conversion on March 5, 2014 in complete satisfaction of the debt.	–	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unsecured $440,849 convertible promissory note due to a related party, carries a 10% interest rate (“Star Convertible Note”), matures on July 2, 2017. The principal and unpaid interest is convertible into shares of common stock at the discretion of the note holder at a price equal to 75% of the average closing price of the Company’s common stock over the five (5) consecutive trading days immediately preceding the date of conversion, or the fixed price of $0.005 per share, whichever is greater. The note carries a fourteen percent (14%) interest rate in the event of default, and the debt holder is limited to owning 9.99% of the Company’s issued and outstanding shares. This note was subsequently amended on March 5, 2013 to change the conversion price to, "equal to the greater of, (a) 50% of the Market Price, or (b) the fixed conversion price of $0.00075 per share". The modification resulted in a loss on debt modification of $81,792. The note holder converted $250,000 of outstanding principal into 4 shares pursuant to debt conversion on September 15, 2012, $46,000 into 4.00 shares pursuant to debt conversion on March 14, 2013, $40,000 into 4.00 shares pursuant to debt conversion on April 10, 2013, $26,400 into 6.40 shares pursuant to debt conversion on July 9, 2013 and $32,000 into 3.20 shares pursuant to debt conversion on August 7, 2013, $18,750 into 10.00 shares pursuant to debt conversion on April 7, 2014, $20,000 into 16.00 shares pursuant to debt conversion on May 3, 2014, and $15,000, consisting of $7,699 of principal and $7,301 of interest into 12.00 shares pursuant to the final debt conversion on May 22, 2014.	–	–

Unsecured $43,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on September 5, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	43,000	43,000

Unsecured $33,000 convertible promissory note carries an 8% interest rate (“Eighth Asher Note”), matures on July 22, 2015. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the three lowest trading bid prices of the Company’s common stock for the thirty (30) trading days prior to the conversion date. The note carries a twenty two percent (22%) interest rate in the event of default.	33,000	33,000

Originated November 6, 2014, an unsecured $33,600 convertible promissory note, carries a 8% interest rate and matures on November 5, 2015 owed to LG Capital. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares. The assigned principal of $7,702 was subsequently converted to a total of 31,113.46 shares of common stock over various dates from January 7, 2015 to March 19, 2015.	26,062	33,600

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Originated November 6, 2014, an unsecured $50,238.63 convertible promissory note, carries a 8% interest rate, matures on November 6, 2015, (“LG Note”) owed to LG Capital, consisting of one note acquired and assigned from Star Financial Corporation, a related party, consisting of a total of $43,000 of principal and $7,238.63 of accrued interest. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty-five percent (65%) of the average of the 2 lowest trading price of the Company’s common stock for the twelve (12) days prior to the conversion date, or $0.000075 per share, whichever is greater. The debt holder was limited to owning 9.9% of the Company’s issued and outstanding shares.	50,239	50,239
Total convertible debts	348,249	220,513
Less: unamortized discount on beneficial conversion feature	(81,870)	(131,774)
Convertible debts	266,379	88,739
Less: current maturities of convertible debts	(266,379)	(88,739)
Long term convertible debts	$–	$–

The Company recognized interest expense in the amount of $22,280 and $97,918 for the periods ended June 30, 2015 and 2014, respectively related to convertible debts. The Company recorded accrued interest of $24,924 and $3,573 as of June 30, 2015 and December 31, 2014, respectively.

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

The aforementioned accounting treatment resulted in a total debt discount equal to $81,870 and $131,774 as of June 30, 2015 and December 31, 2014, respectively. The discount is amortized on a straight line basis from the dates of issuance until the stated redemption date of the debts, as noted above.

The convertible notes that created the beneficial conversion feature carry default provisions that place a “maximum share amount” on the note holders that can be owned as a result of the conversions to common stock by the note holders is 9.99% and 4.99%, respectively, of the issued and outstanding shares of Epazz.

During the six months ended June 30, 2015 and June 30, 2014, the Company recorded debt amortization expense in the amount of $378,834 and $495,683, respectively.

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

The Company evaluated the Seventh Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0006 below the market price on August 19, 2013 of $0.0014 provided a value of $39,021, of which $-0- and $20,007 was amortized during the six months ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the Eighth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0004 below the market price on September 18, 2013 of $0.0010 provided a value of $27,210, of which $-0- and $16,920 was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the Three Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.03330 below the market price on October 20, 2014 of $0.20 provided a value of $43,000, of which $28,562 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the Tenth Asher Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.005 below the market price on December 3, 2014 of $0.03 provided a value of $33,000, of which $21,880 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the First LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.125 below the market price on November 6, 2014 of $0.0817 provided a value of $33,600, of which $16,777 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the Second LG Capital and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.21 below the market price on October 31, 2014 of $0.1667 provided a value of $50,239, of which $25,085 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company evaluated the First St. George Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0005 below the market price on September 5, 2013 of $0.0012 provided a value of $46,555, of which $-0- and $46,555 was amortized during the period ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the First Magna Group Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.0003 below the market price on December 31, 2013 of $0.0006 provided a value of $35,028, of which $-0- and $35,028- was amortized during the periods ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the KBM and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00126 below the market price on January 29, 2015 of $0.0021 provided a value of $40,665, of which $35,786 and $-0- was amortized during the six months ended June 30, 2015 and 2014, respectively.

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

The Company evaluated the IBC and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00072 below the market price on February 13, 2015 of $0.0016 provided a value of $127,813, of which $100,481 and $-0- was amortized during the six months ended June 30, 2015 and 2014, respectively.

Star Financial Corporation, Inc. Convertible Note, Related Party

On March 2, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we sold to Star an 15% Convertible Promissory Note in the original principal amount of $5,000. The Star was convertible into shares of common stock at the discretion of the note holder at a fix price $0.001 per share, whichever is greater. The shares of common stock issuable upon conversion of the Star Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

The Company evaluated the Star Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00023 below the market price on March 2, 2015 of $0.0003 provided a value of $5,000, of which $5,000 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

GG Mars, Inc. Convertible Note, Related Party

On March 2, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“GG Mars”), a company owned by our CEO’s family member, pursuant to which we sold to GG Mars an 15% Convertible Promissory Note in the original principal amount of $18,750. The GG Mars was convertible into shares of common stock at the discretion of the note holder at a fix price $0.001 per share, whichever is greater. The shares of common stock issuable upon conversion of the GG Mars Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the GG Mars Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares.

The Company evaluated the GG Mars Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00025 below the market price on March 2, 2015 of $0.0003 provided a value of $18,750, of which $18,750 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

Star Financial Corporation Convertible Note, Related Party

On March 31, 2015, we entered into a Convertible Promissory Note Agreement with Star Financial Corporation (“Star”), a company owned by our CEO’s family member, pursuant to which we sold to Star an 15% Convertible Promissory Note in the original principal amount of $30,000. The Star was convertible into shares of common stock at the discretion of the note holder at a fix price $0.001 per share, whichever is greater. The shares of common stock issuable upon conversion of the Star Note were restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Star Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The debt holder was limited to owning 9.99% of the Company’s issued and outstanding shares. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company evaluated the Star Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00008 below the market price on March 31, 2015 of $0.0002 provided a value of $30,000, of which $30,000 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

Scott Sanchez Convertible Note

Sanchez note Originated April 7, 2015, an unsecured $22,000 convertible promissory note, carries a 20% interest rate, matures on May 7, 2015, (“Sanchez Note”) owed to Sanchez, consisting of one note acquired and assigned from GG Mars, a related party, consisting of a total of $22,000 of principal. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.0001 per share, whichever is greater. At no time shall the conversion price be lower than $0.0001. The debt holder was limited to owning 4.99% of the Company’s issued and outstanding shares.

The Company evaluated the Sanchez Note and determined that the shares issuable pursuant to the conversion option were determinate due to the Fixed Conversion Price and, as such, does not constitute a derivative liability as the Company has obtained authorization from a majority of shareholders such that should conversion occur at the Fixed Conversion Price the appropriate number of shares will be available or issuable for settlement to occur. The beneficial conversion feature discount resulting from the conversion price of $0.00025 below the market price on April 7, 2015 of $0.0003 provided a value of $22,000, of which $22,000 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

Magna Group, LLC Convertible Note

On January 7, 2015, we issued to Magna Group, LLC (“First Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $42,324. The note was issued in exchange for partial note $42,324 was acquired from, and assigned by, Star Financial on January 7, 2015. The First Magna Group Note has a maturity date of January 7, 2016 and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the First Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the First Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The First Magna Group Note also contained anti-dilution protection such that any subsequent issuance of common stock or convertible debt with a lower conversion price causes an automatic adjustment to the conversion price of the Magna Note.

The First Magna Group Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities. The debt discount resulting from the derivative provided a value of $42,324, of which $42,324 and $-0- was amortized during the six month periods ended June 30, 2015 and 2014, respectively.

On January 7, 2015, we issued to Magna Group, LLC (“Second Magna Group Note”) a 12% Convertible Promissory Note in the original principal amount of $17,500. The Second Magna Group Note has a maturity date of January 7, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00004 per share. The shares of common stock issuable upon conversion of the Second Magna Group Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Second Magna Group Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Second Magna Group Note also contained anti-dilution protection such that any subsequent issuance of common stock or convertible debt with a lower conversion price causes an automatic adjustment to the conversion price of the Magna Note.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Second Magna Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities. The debt discount resulting from the derivative was $17,500, of which $17,500 and $-0- was amortized during the periods ended June 30, 2015 and 2014, respectively.

Blackbridge, LLC Convertible Note

On February 17, 2015, we issued to Blackbridge Capital (“Blackbridge”) a 5% Convertible Promissory Note in the original principal amount of $22,542. The note was issued in exchange for partial note $22,252 was acquired from, and assigned by, Star Financial on February 17, 2015. The Blackbridge Note has a maturity date of February 17, 2016, and is convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 50% multiplied by the Market Price (representing a discount rate of 50%). “Market Price” means the lowest Trading Price for the Common Stock during the five (5) day period prior to delivery of the conversion notice. “Fixed Conversion Price” shall mean $0.00005 per share. The shares of common stock issuable upon conversion of the Blackbridge Note are restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The issuance of the Blackbridge Note is exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser is an accredited and sophisticated investor, familiar with our operations, and there was no solicitation. The Blackbridge Note also contained anti-dilution protection such that any subsequent issuance of common stock or convertible debt with a lower conversion price causes an automatic adjustment to the conversion price of the Blackbridge Note.

The Blackbridge Note has conversion terms of the convertible debts are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. As such, the number of shares of common stock issuable upon conversion of the debts is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion debts and shares to be issued were recorded as derivative liabilities on the issuance date. See note 17 which derivatives liabilities. The debt discount resulting from the derivative provided a value of $22,542, of which $22,542 and $-0- was amortized during the six month periods ended June 30, 2015 and 2014, respectively.

Note 16 – Promissory Notes

Promissory notes consist of the following at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014
On June 24, 2015, the Company entered into a loan for $35,000 from Yellow Stone (“Yellow Stone”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $599, maturing on September 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	34,979	–

On June 9, 2015, the Company entered into a loan for $5,000 from FundBox (“FundBox”). The loan bears interest at an effective rate of 15%, consisting of 12 weekly payments of $607, maturing on September 9, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	5,187	–

On May 28, 2015, the Company entered into a loan for $16,800 from EBF Partners (“EBF”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $168, maturing on December 28, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	12,936	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 28, 2015, the Company entered into a loan for $14,000 from EBF Partners (“EBF”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $140, maturing on December 28, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	9,380	–

On May 19, 2015, the Company entered into a loan for $25,000 from Capital Stack (“Capital Stack”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $499, maturing on August 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	22,954	–

On May 7, 2015, the Company entered into a loan for $39,100 from Last Chance Funding, Inc. (“Last Chance”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $699, maturing on September 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	30,133	–

On May 5, 2015, the Company entered into a loan for $5,000 from LoanMe (“LoanMe”). The loan bears interest at an effective rate of 15%, consisting of monthly payments of $1,371, maturing on August 15, 2016. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	2,909	–

On April 16, 2015, the Company entered into a loan for $25,000 from 2 Dollars (“2 Dollars”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $434, maturing on August 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	16,506	–

On April 8, 2015, the Company entered into a loan for $10,000 from Blue Vine (“Blue Vine”). The loan bears interest at an effective rate of 15%, consisting of 16 weekly payments of $449, maturing on October 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	2,246	–

On April 7, 2015, the Company entered into a loan for $10,000 from Blue Vine (“Blue Vine”). The loan bears interest at an effective rate of 15%, consisting of 16 weekly payments of $559, maturing on October 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	3,917	–

On April 3, 2015, the Company entered into a loan for $45,000 from Capital Stack (“Capital Stack”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $599, maturing on September 3, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	28,758	–

On April 1, 2015, the Company entered into a loan for $45,000 from Pearl Capital. The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $650, maturing on August 26, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	16,661	–

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 21, 2015, the Company entered into a loan for $30,000 from Knight Capital (“Knight Capital”). The loan bears interest at an effective rate of 13%, consisting of 150 daily weekday payments of $377, maturing on September 20, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	11,789	–

On February 20, 2015, the Company entered into an equipment financing agreement with Safe Leasing for a total of $37,500 bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,549; maturing on February 20, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	–	–

On February 4, 2015, the Company entered into an equipment financing agreement with Axis Capital for a total of $50,000 bearing an effective interest rate of 19.7%, consisting of 36 monthly payments of $1,793; maturing on February 4, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	50,000	–

On January 30, 2015, the Company entered into an equipment financing agreement with CIT Finance for a total of $100,000 bearing an effective interest rate of 10.9%, consisting of 36 monthly payments of $3,210; maturing on January 30, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	100,000	–

On January 27, 2015, the Company entered into an equipment financing agreement with Direct Credit for a total of $50,000 bearing an effective interest rate of 19.7%, consisting of 36 monthly payments of $1,793; maturing on January 27, 2018. The loan is collateralized with software. Given the nature and status of the software development, no equipment costs have been capitalized.	44,502	–

Unsecured $150,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins, payable in equal monthly installments of $37,500 carries a 0% interest rate if paid in full by the maturity date of April 29, 2015. This Note may be prepaid at any time, in whole or in part, without penalty.	–	150,000

Unsecured $200,000 promissory note originated on December 29, 2014 between Epazz and J Hopkins. Beginning June 8, 2015, and continuing on the 8th day of each and every month until the Maturity Date, Epazz, Inc shall pay equal installments of principal and interest in the amount of $11,881.03. The interest rate on the note is 6% which matures on November 8, 2016. This Note may be prepaid at any time, in whole or in part, without penalty.	157,741	200,000

On December 29, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 16%, along with monthly principal and interest payments of $1,703. The loan is collateralized with the purchased equipment.	–	48,297

On December 26, 2014, the Company purchased $35,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 15%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	–	32,579

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 18, 2014, the Company received a loan of $34,500 from EBF Parters LLC, , bearing an effective interest rate of 15%, consisting of 120 daily weekday payments of $999, maturing on June 3, 2015. The loan is collateralized with Epazz accounts receivable.	–	112,925

On December 18, 2014, the Company purchased $45,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 17%, along with monthly principal and interest payments of $1,210. The loan is collateralized with the purchased equipment.	–	43,101

On December 17, 2014, the Company amended this loan agreement to increase the loan balance to $22,025, consisting of additional proceeds of $18,323, a rolled over loan balance of $3,702 to be paid over the restarted one year term of the loan via daily payments of $113.

On June 30 , 2014, the Company amended this loan agreement to increase the loan balance to $34,706, consisting of additional proceeds of $10,132, a rolled over balance of 15,767.63 to be paid over the restarted one year term of the loan via daily payments of $131.	9,273	29,085

On December 15, 2014, the Company received a loan of $34,500 from Wakpamni Lake Community Corp, (“Lendini”), bearing an effective interest rate of 15.97%, consisting of 118 daily weekday payments of $293, maturing on September 11, 2015. The loan is collateralized with Jadian’s accounts receivable.	–	31,273

On November 3, 2014, the Company purchased $50,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8%, along with monthly principal and interest payments of $1,560. The loan is collateralized with the purchased equipment.	–	54,611

On October 28, 2014, the Company purchased $200,000 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8%, along with monthly principal and interest payments of $3,846. The loan is collateralized with the purchased equipment.	559,597	223,069

On July 31, 2014, the Company issued an unsecured $85,000 seller financed note payable as partial payment on an asset purchase (“Strand Note”), which bears interest at 6% per annum until the maturity date of July 31, 2015, and provides for equal monthly principal and interest payments of $2,586 commencing on August 31, 2014. The Strand Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at July 15, 2015. In the event we default on the July 31, 2015 balloon payment, the seller, may at his option, convert the then outstanding principal and interest into the Class A Common stock of the parent company of Telecorp Products, Inc. (Epazz, Inc.) based on a twenty-five percent (25%) discount to the average closing bid price of Epazz’ common stock over the five (5) trading days prior to the date of default, or $0.00075 per share, whichever is greater.	–	69,484

On July 30, the Company received a loan of $100,000 from CIT Finance LLC. (“CIT Loan”) as a partial financing to purchase certain assets of Strand, Inc. for a total of $185,000. The loan bears interest at an effective rate of 5.13%, consisting of monthly payments of $3,346, maturing on February 25, 2017. The loan is collateralized with Strand’s assets.	49,371	79,926

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 11, 2014, DeskFlex refinanced the Accion #2 promissory note and entered into a $15,207 promissory note, bearing interest at 10.25% (“Accion #3”). The promissory note is payable in monthly principal and interest installments of $1,339 per month, maturing on June 20, 2015 (the “Maturity Date”).	–	6,508

On May 9, 2014, the Company issued an unsecured $210,000 seller financed note payable as partial payment on an asset purchase (“Jadian Note”), which bears interest at 6% per annum until the maturity date of May 9, 2017, and provides for equal monthly principal and interest payments of $6,389 commencing on June 1, 2014. The Jadian Note includes a balloon payment, consisting of the remaining outstanding balance of principal and interest upon maturity at May 9, 2017. The interest rate shall be 8% per annum with an additional 5% late payment fee upon default.	185,269	201,035

On April 30, 2014, the Company purchased furniture and fixtures and computer equipment in the total amount of $41,300 from IKEA, which was partially financed with proceeds of $37,788 pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 26.78%, consisting of 36 monthly payments of $1,488; maturing on March 15, 2017. The loan is collateralized with the furniture and fixtures and computer equipment, along with a personal guarantee by Shaun Passley, Ph.D., our Chief Executive Officer.	17,325	43,226

On Deck Capital Loan – Telecorp:

On April 4, 2013, the Company received a loan of $65,000 from On Deck Capital, Inc., (“On Deck”), bearing an effective interest rate of 42.74%, consisting of 377 daily weekday payments of $234, maturing on September 11, 2015. The loan is collateralized with Telecorp’s receivables. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	21,140	38,226

On April 2, 2014, the Company received a loan of $25,000 from BSB Leasing, Inc. (“BSB Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 25%, consisting of monthly payments of $944, maturing on February 25, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	17,090	27,376

On March 25, 2014, the Company received a loan of $25,000 from Navitas Leasing, Inc. (“Navitas Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $907, maturing on April 1, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	16,851	24,475

On March 20, 2014, the Company received a loan of $25,000 from BMT Leasing, Inc. (“BMT Loan”) as a partial financing to purchase certain assets of Cynergy, Inc. for a total of $75,000. The loan bears interest at an effective rate of 21%, consisting of monthly payments of $910, maturing on March 20, 2017. The loan is collateralized with Cynergy’s assets. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.	16,220	22,749

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On July 10, 2014, we amended this loan agreement to increase the loan balance to $46,368, consisting of additional proceeds of $18,055, a rolled over balance of $15,545 to be paid over the restarted one year term of the loan via daily payments of $141.	9,596	34,721

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

On April 23, 2014, we amended this loan agreement to increase the loan balance to $150,000, consisting of additional proceeds of $71,685, and a rolled over loan balance of $78,315, to be paid over the restarted term of the loan via 432 daily weekday payments of $648, maturing on July 7, 2015.	25,908	84,852

On October 24, 2013, the Company purchased licenses to develop content management software in the total amount of $51,250 from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company bearing an effective interest rate of 13.235%, consisting of 36 monthly payments of $1,719; maturing on October 23, 2016. The loan is collateralized with the data management software. Igenti subsequently paid a total of $53,500, including $2,250 of penalties, to the Company for future payment for the development of the content management software. Given the nature and status of the software development, no equipment costs have been capitalized.	15,453	37,808

On October 10, 2013, the Company purchased licenses to develop content management software in the total amount of $34,800 from Igenti, Inc., of which $34,800 was financed pursuant to an equipment financing agreement with Financial Pacific Leasing bearing an effective interest rate of 31.625%, consisting of 36 monthly payments of $1,438; maturing on October 9, 2016. The loan is collateralized with the content management software. Igenti retained a total of $1,300 of financing fees and paid the remaining proceeds of $33,500 to the Company for future payment for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	2,978	31,925

On May 1, 2013, the Company purchased licenses to develop data management software in the total amount of $51,250 from Igenti, Inc., bearing an effective interest rate of 11%, consisting of 36 monthly payments of $1,674, maturing on April 30, 2016. The loan is collateralized with the data management software. Igenti retained a total of $4,615 of financing fees and paid the remaining proceeds of $46,615 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	18,864	21,677

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 7, 2013, the Company purchased licenses to develop data management software from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Baytree National Bank & Trust Company on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on May 7, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	17,397	24,888

On February 22, 2013, the Company purchased licenses to develop data management software from Igenti, Inc., of which $51,250 was financed pursuant to an equipment financing agreement with Summit Funding Group, Inc. on March 7, 2013 bearing an effective interest rate of 11.48%, consisting of 36 monthly payments of $1,674; maturing on March 6, 2016. The loan is collateralized with the data management software. Igenti retained a total of $3,000 of financing fees and paid the remaining proceeds of $99,500 to the Company for future payment to Sveltoz Solutions for the development of the data management software. Given the nature and status of the software development, no equipment costs have been capitalized.	13,028	31,074

On August 10, 2012, the Company purchased $13,870 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 31.55%, along with monthly principal and interest payments of $585. The loan is collateralized with the purchased equipment. Matures on August 9, 2015.	2,162	5,267

On April 1, 2012, the Company purchased $129,747 of equipment with a three year equipment finance loan. The loan bears interest at an effective interest rate of 8.3%, along with monthly principal and interest payments of $4,078. The loan is collateralized with the purchased equipment. Matures on April 1, 2015.	24,399	44,165

Consideration for the MS Health acquisition included an unsecured $100,000 seller financed note payable (“MSHSC Note”), bearing interest at 6% per annum, a ten (10) year amortization, a right of offset, no payments of either principal or interest for two (2) years and equal payments of principal and interest commencing in year three (3), no prepayment penalty, and full payment of all amounts due after five (5) years, maturing March 27, 2022. Pursuant to an amendment to a consulting agreement with the seller on March 23, 2012, the Company agreed to begin to repay principal of $1,000 per month, and had repaid a total of $6,000 during the year ended December 31, 2012. The MSHSC Note is secured by a security interest over the assets of MS Health. We did not purchase and MSHSC agreed to retain and be responsible for any and all liabilities of MSHSC.	89,905	99,441

Consideration for the MS Health acquisition included partial proceeds obtained from a $360,800 Small Business Association (“SBA”) loan, bearing interest at fixed and variable rates, maturing on March 27, 2022. The initial interest rate is 5.5% per year for three (3) years, consisting of the Prime Rate in effect on the first business day of the month in which the SBA loan application was received, plus 2.25%. The loan terms then transition to a variable interest rate over the remaining seven (7) years of the ten (10) year maturity term, calculated at 2.25% above the Prime Rate, as adjusted quarterly. The Company must pay principal and interest payments of $3,916 monthly. The SBA Loan is guaranteed by PRMI, K9 Bytes, Desk Flex, Inc., MS Health and the Company, and secured by the assets of MS Health and the Company.	259,110	283,868

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company raised funds paid pursuant to an asset purchase agreement with K9 Bytes, Inc., a Florida corporation, on October 26, 2011, through a $235,000 Small Business Association (“SBA”) loan from a third party lender (the “Third Party Lender” and the “SBA Loan”). The SBA Loan has a term of ten (10) years; maturing on October 26, 2021, bearing interest at the prime rate plus 2.75% per annum, adjusted quarterly; is payable in monthly installments (beginning in December 2011) of $2,609 per month; is guaranteed by the Company and personally guaranteed by Shaun Passley, Ph.D., the Company’s Chief Executive Officer; and is secured by all of the assets of K9 Bytes, Inc., the Illinois corporation and wholly-owned subsidiary formed to house the acquired assets and the Company, 100% of the outstanding capital of the K9 subsidiary, and a life insurance policy on Dr. Passley’s life in the amount of $235,000. A total of approximately $10,000 of the amount borrowed under the SBA Loan was used to pay closing fees in connection with the loan, $169,250 was used to pay K9 Bytes the cash amount due pursuant to the terms of the Purchase Contract and the remainder of such loan amount was made available for working capital for the Company and the wholly-owned subsidiary, K9 Bytes, Inc.	172,985	176,702

Unsecured promissory note between Epazz and Newtek Finance for $185,000 originating on September 30, 2010 bearing interest at 6% matures on September 30, 2020. Payments of $2,054 are due monthly.	95,465	120,062

Unsecured $50,000 promissory note originated on September 15, 2010 between IntelliSys and Paul Prahl, payable in monthly installments of $970 carries a 6% interest rate, maturing on September 18, 2015. The Company also agreed to provide Mr. Prahl earn-out rights, which provide that he will receive up to a maximum of $13,350 per year for the three calendar years following the Closing (with the first such calendar year beginning on January 1, 2011), based on the revenues generated by IntelliSys during such applicable year, whereas $6,675 is earned if revenues are between $350,000 and $380,000, $10,012 is earned if revenues are between $380,000 and $395,000, or $13,350 is earned if revenues are greater than $395,000 during each relevant year.	8,581	8,454

Unsecured term loan between Epazz and Bank of America, originating on June 15, 2011 bearing interest at 9.5% matures on June 17, 2016. Payments of $1,559 are due monthly.	31,834	39,471

Total promissory notes	2,230,398	2,504,371
Less: current portion	(1,141,244)	(1,219,669)
Promissory notes, less current portion	$1,089,154	$1,284,702

The Company recorded interest expense on promissory notes of $160,458 and $370,174 for the six months ended June 30, 2015 and 2014, respectively. The Company recorded accrued interest of $15,957 and $60,123 as of June 30, 2015 and December 31, 2014, respectively.

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

The fair values of the Company’s derivative liabilities were estimated at the issuance date and are revalued at each subsequent reporting date, using a lattice model. The Company’s current derivative liabilities were $28,315 and $-0- at June 30, 2015 and December 31, 2014, respectively.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The change in fair value of the derivative liabilities resulted in losses of $80,943 and $777,664 for the six months ended June 30, 2015 and 2014, respectively, which has been reported as other income (expense) in the statements of operations. The loss of $80,943 for the six months ended June 30, 2015 consisted of a loss of $91,791 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $10,848 on the convertible debts. The loss of $777,664 for the six months ended June 30, 2014 consisted of a loss of $837,010 due to the value in excess of the face value of the convertible notes, as offset by a net gain in market value of $59,346 on the convertible debts.

The following presents the derivative liability value by loan at June 30, 2015 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Convertible notes, Magna Group II	28,315	–
	$28,315	$–

The following is a summary of changes in the fair market value of the derivative liability during the six months ended June 30, 2015 and the year ended December 31, 2014:

Derivative
Liability
Total
Balance, December 31, 2013	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group I	124,323
Increase in derivative value due to issuances of debt, IBC Funds, LLC	1,134,927
Change in fair market value of derivative liabilities due to the mark to market adjustment	(59,346)
Debt conversions	(1,199,904)
Balance, December 31, 2014	$–
Increase in derivative value due to issuances of convertible promissory notes, Magna Group I	78,508
Increase in derivative value due to issuances of convertible promissory notes, Magna Group II	32,371
Increase in derivative value due to issuances of convertible promissory notes, Blackbridge Capital	63,278
Change in fair market value of derivative liabilities due to the mark to market adjustment	(10,848)
Debt conversions	(134,994)
Balance, June 30, 2015	$28,315

Key inputs and assumptions used to value the convertible debentures and warrants issued during the three months ended June 30, 2015:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The expected risk-free interest rate is based on the yield of the 2-year U.S. Treasury note.
•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 1,000 to 60,000 trials were necessary to reach the specified level of precision.

Key inputs and assumptions used to value the convertible debentures and warrants issued during the year ended December 31, 2014:

•	Stock prices on all measurement dates were based on the fair market value and would fluctuate with projected volatility.
•	The holders of the securities would convert monthly to the ownership limit starting at 4.99% increasing by 10% per month.
•	The holders would automatically convert the note at the maximum of 3 times the conversion price if the Company was not in default.
•	The monthly trading volume would reflect historical averages and would increase at 1% per month.
•	The Company would redeem the notes based on availability of alternative financing, increasing 2% monthly to a maximum of 10%.
•	The holder would automatically convert the note at maturity if the registration was effective and the Company was not in default.
•	The computed volatility was projected based on historical volatility.
•	The expected risk-free interest rate is based on the yield of the 1-year U.S. Treasury note.
•	The estimated value represents the average or expected value from the Monte Carlo simulation. The simulation was specified to run until the expected value was within 1.0 percent of the true value using a 95% confidence interval. A total of 8,020,000 trials were necessary to reach the specified level of precision.

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

Reverse Stock Splits

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

In April 2015, Epazz, Inc.’s (the “Company’s”) majority stockholder and sole director (Shaun Passley) approved a 1:1,250 reverse stock split of the Company’s Class A common stock Effective June 19, 2015, the Company affected the 1:1,250 reverse stock split of its Class A common stock. The Company’s Class B common stock and preferred stock were not affected by the reverse stock split. The Company’s new symbol following the reverse split will be EPAZD. The D will be removed in 20 business days. The Company’s new CUSIP number is 29413V 408. In order for the Company to be in compliance with the minimum bid price requirement of $0.01 per share for listing on OTCQB OTC markets. The Company may need to be do reverse split, if the share price falls below $0.01 or if the Company needs to qualify for a national stock exchange.

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

Convertible Preferred Stock, Series D

Effective December 18, 2014, the Company has 1,000,000 authorized and zero outstanding shares of $0.01 par value Series D Convertible Preferred Stock (“Series D Preferred Stock”). The Series D Preferred Stock shall carry an 8.0% dividend, payable semiannually at Issuer’s election in either (i) cash or (ii) shares of common stock. Each share of Series D Preferred Stock is convertible, at the option of the holder into three (3) shares of the Company’s Class A Common Stock, with five business days' notice, provided that no conversion will take place until all holders of the Series C Preferred Stock consent to such conversion. The Series D Preferred Stock has preferential voting rights that carry three (3) voting rights for each share issued and outstanding, and shall vote together with the shares of the Common Stock of the Company, and not as a separate class. No Convertible Preferred Stock Series D shares were issued or outstanding as of June 30, 2015 and December 31, 2014.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock Issuances, 2014:

On January 7, 2014, the Company issued 2.01 shares of Class A Common Stock pursuant to the conversion of $5,028 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 22, 2014, the Company issued 2.00 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On January 31, 2014, the Company issued 5.33 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 6, 2014, the Company issued 8.00 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 13, 2014, the Company issued 8.26 shares of Class A Common Stock pursuant to the conversion of $15,491 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 27, 2014, the Company issued 10.67 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 10, 2014, the Company issued 14.40 shares of Class A Common Stock pursuant to the conversion of $18,000 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 19, 2014, the Company issued 15.76 shares of Class A Common Stock pursuant to the conversion of $19,700 of convertible debt held by Magna Group, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2014, the Company issued 12.00 shares of Class A Common Stock pursuant to the conversion of $27,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2014, the Company issued 16.07 shares of Class A Common Stock pursuant to the conversion of $28,120 of convertible debt held by Asher Enterprises, which consisted of $26,000 of principal and $2,120 of interest. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 7, 2014, the Company issued 10.00 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by St. George Investments, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2014, the Company issued 27.33 shares of Class A Common Stock pursuant to the conversion of $41,000 of convertible debt held by Asher Enterprises, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On April 2, 2014, the Company issued 12.15 shares of Class A Common Stock pursuant to the conversion of $15,190 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 7, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $30,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 10, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 16, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 22, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 24, 2014, the Company granted 0.80 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $150,000 short term promissory note. The total fair value of the common stock was $3,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On April 28, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 1, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 3, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $20,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 16.00 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 6, 2014, the Company issued 13.53 shares of Class A Common Stock pursuant to the conversion of $8,456 of convertible debt held by IBC Funds, LLC, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 7, 2014, the Company granted 0.80 shares of Class A Common Stock to GG Mars Capital, a related party entity owned by Vivienne Passley, as a loan origination cost in consideration for a $125,000 short term promissory note. The total fair value of the common stock was $2,000 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On May 22, 2014, the Company issued 12.00 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by Star Financial Corporation, a related party, which consisted entirely of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 28, 2014, the Company granted 0.26 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $32,500 short term promissory note. The total fair value of the common stock was $650 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On June 12, 2014, the Company granted 0.17 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost in consideration for a $5,000 short term promissory note. The total fair value of the common stock was $213 based on the closing price of the Company’s common stock on the date of grant. The shares were subsequently issued on August 29, 2014.

On June 17, 2014, the Company issued 26.75 shares of Class A Common Stock pursuant to the conversion of $33,433 of convertible debt held by Vivienne Passley, a related party, which consisted of $26,000 of principal, $4,933 of interest and $2,500 of liquidated damages. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 30, 2014 the Company issued 22.22 shares of Class A Common Stock to Wellington Shields Holdings, LLC, as a fee for closing on an acquisition. The total fair value of the common stock was $55,556 based on the closing price of the Company’s common stock on the date of grant.

On August 29, 2014 the Company issued 0.28 shares of Class A Common Stock to Star Financial, a company owned by our CEO’s family member, a related party, as a loan origination cost that was previously granted on April 23, 2014 in consideration for a $35,000 short term promissory note. The total fair value of the common stock was $1,050 based on the closing price of the Company’s common stock on the date of grant.

On October 10, 2014 the Company issued 24,000 shares of Class A Common to our CEO from a conversion notice from 10,000,000 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,200 shares of Class A Common to Star Financial, a company owned by our CEO’s family member, a related party, from a conversion notice from 500,000 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On October 10, 2014 the Company issued 1,120 shares of Class A Common to GG Mars Capital., a company owned by our CEO’s family member, a related party, from a conversion notice from 466,667 shares of Preferred C which convert at the ratio of 1 to 3. As this was a conversion within the terms of the Preferred C equity instrument no additional value was recognized as a result of this conversion.

On November 3, 2014 the Company issued 120.00 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $5,994. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On November 11, 2014 the Company issued 181.82 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On December 4, 2014 the Company issued 560.00 shares of Class A Common Stock pursuant to the November 13, 2013 promissory note entered into with JMJ Financial. The conversion amount was $8,442. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

On December 10, 2014 the Company issued 886.92 shares of Class A Common Stock pursuant to the September 5, 2013 promissory note entered into with St. George Investment. The conversion amount was $15,000. As the conversion occurred within the terms of the conversion agreement; no gain or loss was recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Class A Common Stock Issuances, 2015:

Debt Conversions into Class A Common Stock:

Losses on Conversion of Debt into Equity

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 7,400,000 shares of common stock on June 29, 2015. The share price on June 29,2015 was $0.0122, which equals consideration given of $90,280; which when compared to the reduction in debt of $18,500 leads to a loss on conversion of $71,780.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 9,000,000 shares of common stock on June 29, 2015. The share price on June 29, 2015 was $0.0122, which equals consideration given of $109,800; which when compared to the reduction in debt of $37,500 leads to a loss on conversion of $72,300.

Debt Conversion by St. George Investments, LLC

On January 9, 2015, the Company issued 2,720 shares of Class A Common Stock pursuant to the conversion of $4,896 of convertible debt held by St. George Investments, LLC, which consisted of $4,896 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 5, 2015, the Company issued 2,840 shares of Class A Common Stock pursuant to the conversion of $3,408 of convertible debt held by St. George Investments, LLC, which consisted of $3,408 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 18, 2015, the Company issued 3,000 shares of Class A Common Stock pursuant to the conversion of $2,700 of convertible debt held by St. George Investments, LLC, which consisted of $2,700 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 26, 2015, the Company issued 56,000 shares of Class A Common Stock pursuant to the conversion of $8,400 of convertible debt held by St. George Investment LLC, which consisted of $8,400 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 20, 2015, the Company issued 71,200 shares of Class A Common Stock pursuant to the conversion of $4,628 of convertible debt held by St. George Investments, LLC, which consisted of $4,628 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 12, 2015, the Company issued 61,600 shares of Class A Common Stock pursuant to the conversion of $4,620 of convertible debt held by St. George Investments, LLC, which consisted of $4,620 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Conversion by IBC Funds LLC

On February 13, 2015, the Company issued 9,600 shares of Class A Common Stock pursuant to the conversion of $7,260 of convertible debt held by IBC Funds LLC, which consisted of $7,260 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On February 24, 2015, the Company issued 9,600 shares of Class A Common Stock pursuant to the conversion of $5,280 of convertible debt held by IBC Funds LLC, which consisted of $5,280 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 16,000 shares of Class A Common Stock pursuant to the conversion of $2,200 of convertible debt held by IBC Funds LLC, which consisted of $2,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 5, 2015, the Company issued 16,000 shares of Class A Common Stock pursuant to the conversion of $2,200 of convertible debt held by IBC Funds LLC, which consisted of $2,200 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 9, 2015, the Company issued 16,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 13, 2015, the Company issued 16,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 18, 2015, the Company issued 16,000 shares of Class A Common Stock pursuant to the conversion of $1,100 of convertible debt held by IBC Funds LLC, which consisted of $1,100 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 23, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 25, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 27, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 31, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 1, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 6, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 5, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 90,400 shares of Class A Common Stock pursuant to the conversion of $6,215 of convertible debt held by IBC Funds LLC, which consisted of $6,215 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 1,319,700 shares of Class A Common Stock pursuant to the conversion of $7,984 of convertible debt held by IBC Funds LLC, which consisted of $7,984 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by KBM Worldwide Inc

On May 13, 2015, the Company issued 181,680 shares of Class A Common Stock pursuant to the conversion of $11,355 of convertible debt held by KBM Worldwide, Inc., which consisted of $11,355 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 29, 2015, the Company issued 1,639,344 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by KBM Worldwide, Inc., which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred C Stock

On January 21, 2015, the Company issued 12,564,800 shares of Preferred C Stock pursuant to the exchange agreement with our CEO in exchange for 10,052 shares of Class A Common Stock. The total fair value of the common stock was $4,112 based on an independent valuation on the date of grant. Although the common stock had a fair value higher than the preferred stock; as this was a related party transaction, no gain was recognized as a result of this exchange.

On February 13, 2015, the Company issued 168,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 70,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

On June 22, 2015, the Company issued 90,000,000 shares of Class A Common Stock pursuant to the exchange agreement with our CEO in exchange for 30,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

On June 29, 2015, the Company issued 120,000,000 shares of Class A Common Stock pursuant to the exchange agreement with our CEO in exchange for 40,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

Debt Conversions into Class A Common Stock – Related Parties

On March 2, 2015, the Company issued 51,200 shares of Class A Common Stock pursuant to the conversion of $3,200 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $3,200 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 3, 2015, the Company issued 35,200 shares of Class A Common Stock pursuant to the conversion of $3,300 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $3,300 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 11, 2015, the Company issued 17,600 shares of Class A Common Stock pursuant to the conversion of $1,650 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $1,650 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On March 24, 2015, the Company issued 32,000 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 3, 2015, the Company issued 45,600 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by Star Financial Corporation, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 14, 2015, the Company issued 80,000 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $5,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 28, 2015, the Company issued 4,000,000 shares of Class A Common Stock pursuant to the conversion of $4,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $4,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 2, 2015, the Company entered into a convertible promissory note with GG Mars. The beneficial conversion feature discount resulting from the conversion price that was $0.001 below the market price of $0.0003 on the March 2, 2015 origination date resulted in a debt discount value of $18,750 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

On March 30, 2015, the Company entered into a convertible promissory note with Star Financial Corporation. The beneficial conversion feature discount resulting from the conversion price that was $0.0002 below the market price of $0.00008 on the June 30, 2015 origination date resulted in a debt discount value of $30,000 that was recognized as additional paid in capital and is being amortized on a straight line basis over the life of the loan.

Sanchez note Originated April 7, 2015, an unsecured $22,000 convertible promissory note, carries a 20% interest rate, matures on March 7, 2015, (“Sanchez Note”) owed to Sanchez, consisting of one note acquired and assigned from GG Mars, a related party, consisting of a total of $22,000 of principal. The acquired promissory notes did not carry conversion terms, and were subsequently exchanged for the convertible note. The principal and accrued interest is convertible into shares of common stock at the discretion of the note holder at a price equal to fifty percent (50%) of the average of the 3 lowest trading price of the Company’s common stock for the ten (10) days prior to the conversion date, or $0.0001 per share, whichever is greater. At no time shall the conversion price be lower than $0.0001.

Issuances for Services

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Michael Dobbs. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Ronald Aarons. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Scott Sanchez. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 24, 2015, the Company issued 864 shares of Class A Common Stock for services to Eduardo Cabrera. The shares were valued based on the closing market price on the date of the agreement in the amount of $225.

On April 24, 2015, the Company issued 800 shares of Class A Common Stock for services to Wellington Shields Holding LLC. The shares were valued based on the closing market price on the date of the agreement in the amount of $208.

On April 24, 2015, the Company issued160 shares of Class A Common Stock for services to Metaxas Georgatos. The shares were valued based on the closing market price on the date of the agreement in the amount of $42.

On April 24, 2015, the Company issued 256 shares of Class A Common Stock for services to Vance Thinh. The shares were valued based on the closing market price on the date of the agreement in the amount of $67.

On April 24, 2015, the Company issued 40 shares of Class A Common Stock for services to Marc Estigarribia. The shares were valued based on the closing market price on the date of the agreement in the amount of $10.

On April 24, 2015, the Company issued 40 shares of Class A Common Stock for services to Juan Ramirez. The shares were valued based on the closing market price on the date of the agreement in the amount of $10.

On April 30, 2015, the Company issued 360,000 shares of Class A Common Stock for services to Shaun Passley. The shares were valued based on the closing market price on the date of the agreement in the amount of $90,000.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 19 - Subsequent Events

Debt Financing

On July 8, 2015, the Company entered into a loan for $85,800 from TVT Capital, LLC. (“TVT”). The loan bears interest at an effective rate of 15%, consisting of 90 daily weekday payments of $819, maturing on November 13, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On July 23, 2015, the Company entered into a loan for $48,650 from Global Funding Experts, LLC. (“Global”). The loan bears interest at an effective rate of 10%, consisting of 80 daily weekday payments of $540.55, maturing on October 10, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On July 20, 2015, the Company entered into a loan for $52,465 from TVT Capital, LLC. (“TVT”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $540.55, maturing on November 10, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

Debt Conversions into Class A Common Stock

Debt Conversion by St. George Investments, LLC

On July 22, 2015, the Company issued 3,000,000 shares of Class A Common Stock pursuant to the conversion of $8,548 of convertible debt held by St. George Investment LLC, which consisted of $8,548 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On August 3, 2015, the Company issued 6,644,357 shares of Class A Common Stock pursuant to the conversion of $8,571 of convertible debt held by St. George Investment LLC, which consisted of $5,340 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

As of August 3, 2015, the St. George’s note has been paid in full.

Debt Conversion by JMJ Financial, Inc.

On July 7, 2015, the Company issued 1,152,000 shares of Class A Common Stock pursuant to the conversion of $7,603 of convertible debt held by JMJ Financial, which consisted of $7,603 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by KBM Worldwide, Inc.

On July 21, 2015, the Company issued 6,000,000 shares of Class A Common Stock pursuant to the conversion of $15,000 of convertible debt held by KBM Worldwide, which consisted of $15,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 30, 2015, the Company issued 6,666,667 shares of Class A Common Stock pursuant to the conversion of $12,000 of convertible debt held by KBM Worldwide, which consisted of $12,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

EPAZZ, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Debt Conversion by Related Party

On July 2, 2015, the Company issued 10,000,000 shares of Class A Common Stock pursuant to the conversion of $4,000 of convertible debt held by Star Financial, a company owned by our CEO’s family member, a related party, which consisted of $4,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 22, 2015, the Company issued 8,000,000 shares of Class A Common Stock pursuant to the conversion of $24,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $24,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On July 23, 2015, the Company issued 10,000,000 shares of Class A Common Stock pursuant to the conversion of $25,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $25,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion

On July 20, 2015, the Company issued 10,500,000 shares of Class A Common Stock pursuant to the conversion of $18,925 of convertible debt held by Michael Dobbs, which consisted of $18,925 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Preferred C Issuances

On July 27, 2015, the Company issued 120,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 40,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS, EXCEPT AS PROVIDED BY LAW. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO June 30, 2015. AS USED HEREIN, THE “COMPANY,” “EPAZZ,” “WE,” “US,” “OUR” AND WORDS OF SIMILAR MEANING REFER TO EPAZZ, INC., AND INCLUDE EPAZZ’S WHOLLY OWNED SUBSIDIARIES, DESK FLEX, INC., AN ILLINOIS CORPORATION (“DFI”), PROFESSIONAL RESOURCE MANAGEMENT, INC. (“PRM”), AN ILLINOIS CORPORATION, INTELLISYS, INC., A WISCONSIN CORPORATION ("INTELLISYS"), K9 BYTES, INC., AN ILLINOIS CORPORATION (“K9 BYTES”), MS HEALTH, INC., AN ILLINOIS CORPORATION (“MS HEALTH”), TELECORP PRODUCTS, INC., A MICHIGAN CORPORATION (“TELECORP”), JADIAN, INC., AN ILLINOIS CORPORATION (“JADIAN”), STRANTIN, INC., AN ILLINOIS CORPORATION (“STRAND”) AND FLEXFRIDGE, INC., AN ILLINOIS CORPORATION (“FLEXFRIDGE”), UNLESS OTHERWISE STATED, OR THE CONTEXT SUGGESTS OTHERWISE.

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

IntelliSys, Inc.

On or about September 2, 2010, the Company entered into a Stock Purchase Agreement (the “IntelliSys Purchase Agreement”) with IntelliSys, Inc., a Wisconsin corporation (“IntelliSys”) and Paul Prahl, an individual and the sole stockholder of IntelliSys. Pursuant to the IntelliSys Purchase Agreement, the Company purchased 100% of the outstanding shares of IntelliSys. The IntelliSys Purchase Agreement closed on June 30, 2011 (“Closing”). As a result of the Closing, IntelliSys became a wholly-owned subsidiary of the Company. IntelliSys developed the IPMC Software (“IPMC”)(Integrated Plant Management Control) which is a software system design for water and wastewater facility management. IPMC is the technology-based strategy for optimizing operations by automatically collecting, managing, organizing and disseminating information for the operations, management, laboratory, maintenance, and engineering functions.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015, AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014:

	For the Three Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
Revenues	$998,198	$327,525	$670,673

General and Administrative	662,788	278,446	384,446
Salaries and Wages	107,373	108,502	(1,129)
Depreciation and Amortization	38,260	51,398	(13,138)
Bad Debts (Recoveries)	112,209	(5,250)	117,459

Total Operating Expenses	920,630	433,096	(487,534)

Net Operating income (loss)	77,568	(105,571)	(183,097)

Total Other Expense	(510,768)	(658,660)	147,892

Net Loss	$(433,200)	$(764,231)	$(331,031)

Revenues:

For the three months ended June 30, 2015 we had revenue of $998,198 compared to revenue of $327,525 for the three months ended June 30, 2014, an increase of $670,673, or 205% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses increased by $384,446, or 138% to $662,788 for the three months ended June 30, 2015 compared to general and administrative expense of $278,446 for the three months ended June 30, 2014. The increase in general and administrative expense is due primarily to increase stock based compensation during the three months ending June 30, 2015 as compared to the three months ending June 30, 2014.

Salaries and Wages:

Salaries and wages decreased by $1,129, or 1% to $107,373 for the three months ended June 30, 2015 compared to salaries and wages of $108,502 for the three months ended June 30, 2014. The decrease in salaries and wages is due primarily to decrease in professional services.

Depreciation and Amortization:

We had depreciation and amortization expense of $38,260 for the three months ended June 30, 2015 as compared to $51,398 for the three months ended June 30, 2014, a decrease of $13,138, or 26% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2014 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debt expense of $112,209 for the three months ended June 30, 2015 as compared to bad debt recoveries of ($5,250) for the three months ended June 30, 2014, an increase in bad debt expense of $117,459, from the comparative period. This increase is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables.

Net Operating Gain (Loss):

Total operating expenses for the three months ended June 30, 2015 were $920,630, compared to $433,096 for the three months ended June 30, 2014, an increase of $487,534, or 113% from the comparative period. We had net operating gain of $77,569, compared to operating loss $105,571 for the three months ended June 30, 2014, an increase of $183,139, or 173% from the comparative period. The increase in operating gain was primarily due to the increase in revenues from recent acquisitions.

Other Income (Expense):

Other Income (expense) was ($510,768) for the three months ended June 30, 2015 compared to ($658,660) for the three months ended June 30, 2014, a decrease of $147,892, or 22% from the comparative period. Other expense decreased primarily due to lack of debt modifications in the three months ended June 30, 2015 comapred to the three months ended June 30, 2014.

Net Loss:

We had a net loss of $433,200 for the three months ended June 30, 2015 compared to a net loss of $764,231 for the three months ended June 30, 2014, resulting in a decreased net loss of $331,031, or 43% from the comparative period. The decreased net loss was primarily due increased revenues.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2015, AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015:

	For the Six Months Ended
	June 30,		Increase /
	2015	2014	(Decrease)
Revenues	$1,459,859	$580,077	$879,782

General and Administrative	918,520	570,139	348,381
Salaries and Wages	257,519	2,444,999	(2,187,480)
Depreciation and Amortization	82,225	97,555	(15,330)
Bad Debts (Recoveries)	264,664	(5,262)	269,926

Total Operating Expenses	1,522,928	3,107,431	(1,584,503)

Net Operating income (loss)	(63,069)	(2,527,354)	2,464,285

Total Other Expense	(879,096)	(1,968,250)	1,089,154

Net Loss	$(942,165)	$(4,495,604)	$(3,553,439)

Revenues:

For the six months ended June 30, 2015 we had revenue of $1,459,859 compared to revenue of $580,077 for the six months ended June 30, 2014, an increase of $879,782, or 152% from the comparative period. The increase in revenues was due primarily to the acquisition of our new subsidiaries.

General and Administrative:

General and administrative expenses increased by $348,381, or 61% to $918,5200 for the six months ended June 30, 2015 compared to general and administrative expense of $570,139 for the six months ended June 30, 2014. The increase in general and administrative expense is due primarily to increase stock based compensation during the six months ending June 30, 2015 as compared to the six months ending June 30, 2014.

Salaries and Wages:

Salaries and wages decreased by $2,187,480, or 89% to $257,519 for the six months ended June 30, 2015 compared to salaries and wages of $2,444,999 for the six months ended June 30, 2014. The decrease in salaries and wages is due primarily to decrease in professional services and incentive plans.

Depreciation and Amortization:

We had depreciation and amortization expense of $82,225 for the six months ended June 30, 2015 as compared to $97,555 for the six months ended June 30, 2014, a decrease of $15,330, or 16% from the comparative period. This decrease is principally due to certain assets reaching the end of their depreciable life cycle and intangible assets that were impaired on December 31, 2014 that are no longer being amortized. We anticipate the replacement of these assets as resources become available.

Bad Debts (Recoveries):

We had bad debt expense of $264,664 for the six months ended June 30, 2015 as compared to bad debt recoveries of ($5,262) for the six months ended June 30, 2014, an increase in bad debt expense of $269,926, from the comparative period. This increase is due to changes in our allowance for doubtful accounts. We provide an allowance for doubtful accounts of all accounts receivable aging greater than 30 days old, and are actively managing our receivables. Certain maintenance contracts have an annual and clients do not always pay within the first 30 days after billing.

Net Operating (Loss):

Total operating expenses for the six months ended June 30, 2015 were $1,522,928, compared to $3,107,431 for the six months ended June 30, 2014, a decrease of $1,584,503, or 51% from the comparative period. We had net operating loss of $63,069, compared to operating loss $2,527,354 for the six months ended June 30, 2014, a decrease in operating loss of $2,464,285, or 55% from the comparative period. The improvement was primarily due to the increase in revenues from recent acquisitions combined with a reduction of overall expenses.

Other Income (Expense):

Other Income (expense) was ($879,096) for the six months ended June 30, 2015 compared to ($1,968,250) for the six months ended June 30, 2014, a decrease in loss of $1,089,154, or 55% from the comparative period. Other expense decreased primarily due to lack of debt modifications in the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Net Loss:

We had a net loss of $942,165 for the six months ended June 30, 2015 compared to a net loss of $4,495,604 for the six months ended June 30, 2014, resulting in a decreased net loss of $3,553,439, or 79% from the comparative period. The decreased net loss was primarily due increased revenues as well as the other affects listed above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2015 compared to December 31, 2014.

	June 30,	December 31,
	2015	2014
Total Assets	$1,195,600	$1,087,191

Total Liabilities	$5,115,152	$5,005,501

Accumulated (Deficit)	$(16,111,566)	$(15,169,401)

Stockholders’ Equity (Deficit)	$(3,919,552)	$(3,918,310)

Working Capital (Deficit)	$(3,575,803)	$(3,453,062)

We had total current assets of $450,195 as of June 30, 2015, consisting of cash of $25,659, net accounts receivable of $317,997, and other current assets of $106,539.

We had non-current assets of $745,405 as of June 30, 2015, consisting of $84,153 of property and equipment, net, including accumulated depreciation and amortization, intangible assets of $286,434, net, and goodwill of $374,818 related to the purchase of our subsidiaries.

We had total current liabilities of $4,025,998 as of June 30, 2015, consisting of $454,018 of accounts payable and accrued expenses, $503,309 of deferred revenues, lines of credit of $125,391, capitalized leases in the amount of $3,626, current maturities of notes payable, related parties of $1,265,198, current maturities of notes payable to third parties of $1,141,244 and convertible debt of $266,379, net of discounts of $81,870 .

We had negative working capital of $3,575,803 and a total accumulated deficit of $16,111,566 as of June 30, 2015.

We had total liabilities of $5,115,152 as of June 30, 2015, which included total current liabilities of $4,025,998, and long-term debts of $1,089,154, net of current portion.

We had net cash used in operating activities of negative $109,952 for the six months ended June 30, 2015, which was primarily due to our net loss of $942,165 after adjustments for non-cash items of $1,237,982; partially offset by a decrease of $486,239 and other less impactful items.

We had negative $8,175 of net cash used in investing activities for the six months ended June 30, 2015, which consisted of $8,175 of cash paid for the purchase of equipment.

We had $37,078 of net cash provided by financing activities during the six months ended June 30, 2015, which represented proceeds from notes payable, related parties of $53,480, proceeds from convertible notes of $253,179 and proceeds from notes payable of $969,273 offset by repayments on notes payable, related parties of $38,500, repayments on notes payable of $1,198,093, and principal payments on capital leases of $2,263

Recent Financing Activities

Second quarter of 2015:

Debt Financing

On April 3, 2015, the Company entered into a loan for $45,000 from Capital Stack (“Capital Stack”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $599, maturing on September 3, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On April 7, 2015, the Company entered into a loan for $10,000 from Blue Vine (“Blue Vine”). The loan bears interest at an effective rate of 15%, consisting of 16 weekly payments of $559, maturing on October 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On April 8, 2015, the Company entered into a loan for $10,000 from Blue Vine (“Blue Vine”). The loan bears interest at an effective rate of 15%, consisting of 16 weekly payments of $449, maturing on October 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On April 15, 2015, the Company entered into a loan for $25,000 from 2 Dollars (“2 Dollars”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $434, maturing on August 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On May 28, 2015, the Company entered into a loan for $16,800 from EBF Partners (“EBF”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $168, maturing on December 28, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On May 28, 2015, the Company entered into a loan for $14,000 from EBF Partners (“EBF”). The loan bears interest at an effective rate of 15%, consisting of 100 daily weekday payments of $140, maturing on December 28, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On June 9, 2015, the Company entered into a loan for $5,000 from FundBox (“FundBox”). The loan bears interest at an effective rate of 15%, consisting of 12 weekly payments of $607, maturing on September 9, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

On June 24, 2015, the Company entered into a loan for $35,000 from Yellow Stone (“Yellow Stone”). The loan bears interest at an effective rate of 15%, consisting of 80 daily weekday payments of $599, maturing on September 15, 2015. The loan is collateralized with future accounts receivable of Epazz, Inc. The promissory note is also personally guaranteed by Shaun Passley, Ph.D., our Chief Executive Officer.

Debt Financing, Related Parties

Originated April 7, 2015, a $32,000 unsecured promissory note payable, including a $6,250 loan origination fee, to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on April 7, 2016. The note also carries a liquidated damages fee of $1,500 upon default.

Originated May 7, 2015, an unsecured $15,000 promissory note payable, including a $2,750 loan origination fee, owed to an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 7, 2015. The note also carries a liquidated damages fee of $1,500 upon default.

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

Convertible Debt Financing

Recent Debt Conversions

Debt Conversions into Class A Common Stock

Debt Conversion by St. George Investments, LLC

On April 20, 2015, the Company issued 71,200 shares of Class A Common Stock pursuant to the conversion of $4,628 of convertible debt held by St. George Investments, LLC, which consisted of $4,628 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 12, 2015, the Company issued 61,600 shares of Class A Common Stock pursuant to the conversion of $4,620 of convertible debt held by St. George Investments, LLC, which consisted of $4,620 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by IBC Funds LLC

On April 1, 2015, the Company issued 28,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 6, 2015, the Company issued 28,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 5, 2015, the Company issued 28,000 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 90,400 shares of Class A Common Stock pursuant to the conversion of $6,215 of convertible debt held by IBC Funds LLC, which consisted of $6,215 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 25, 2015, the Company issued 1,319,700 shares of Class A Common Stock pursuant to the conversion of $7,984 of convertible debt held by IBC Funds LLC, which consisted of $7,984 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by KBM Worldwide Inc.

On May 13, 2015, the Company issued 181,680 shares of Class A Common Stock pursuant to the conversion of $11,355 of convertible debt held by KBM Worldwide, Inc., which consisted of $11,355 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 29, 2015, the Company issued 1,639,344 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by KBM Worldwide, Inc., which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following sales of equity securities by the Company occurred during the three month period ended June 30, 2015:

Debt Conversion by St. George Investments, LLC

On April 20, 2015, the Company issued 71,200 shares of Class A Common Stock pursuant to the conversion of $4,628 of convertible debt held by St. George Investments, LLC, which consisted of $4,628 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 12, 2015, the Company issued 61,600 shares of Class A Common Stock pursuant to the conversion of $4,620 of convertible debt held by St. George Investments, LLC, which consisted of $4,620 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by IBC Funds LLC

On April 1, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 6, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 5, 2015, the Company issued 28,800 shares of Class A Common Stock pursuant to the conversion of $1,980 of convertible debt held by IBC Funds LLC, which consisted of $1,980 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 90,400 shares of Class A Common Stock pursuant to the conversion of $6,215 of convertible debt held by IBC Funds LLC, which consisted of $6,215 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On May 15, 2015, the Company issued 1,319,700 shares of Class A Common Stock pursuant to the conversion of $7,984 of convertible debt held by IBC Funds LLC, which consisted of $7,984 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Debt Conversion by KBM Worldwide Inc

On May 13, 2015, the Company issued 181,680 shares of Class A Common Stock pursuant to the conversion of $11,355 of convertible debt held by KBM Worldwide, Inc., which consisted of $11,355 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 29, 2015, the Company issued 1,639,344 shares of Class A Common Stock pursuant to the conversion of $10,000 of convertible debt held by KBM Worldwide, Inc., which consisted of $10,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

Issuances for Services

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Michael Dobbs. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Ronald Aarons. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 13, 2015, the Company issued 88,400 shares of Class A Common Stock for services to Scott Sanchez. The shares were valued based on the closing market price on the date of the agreement in the amount of $22,984.

On April 24, 2015, the Company issued 864 shares of Class A Common Stock for services to Eduardo Cabrera. The shares were valued based on the closing market price on the date of the agreement in the amount of $225

On April 24, 2015, the Company issued 800 shares of Class A Common Stock for services to Wellington Shields Holding LLC. The shares were valued based on the closing market price on the date of the agreement in the amount of $208.

On April 24, 2015, the Company issued160 shares of Class A Common Stock for services to Metaxas Georgatos. The shares were valued based on the closing market price on the date of the agreement in the amount of $42.

On April 24, 2015, the Company issued 256 shares of Class A Common Stock for services to Vance Thinh. The shares were valued based on the closing market price on the date of the agreement in the amount of $67.

On April 24, 2015, the Company issued 40 shares of Class A Common Stock for services to Marc Estigarribia. The shares were valued based on the closing market price on the date of the agreement in the amount of $10.

On April 24, 2015, the Company issued 40 shares of Class A Common Stock for services to Juan Ramirez. The shares were valued based on the closing market price on the date of the agreement in the amount of $10.

On April 30, 2015, the Company issued 360,000 shares of Class A Common Stock for services to Shaun Passley. The shares were valued based on the closing market price on the date of the agreement in the amount of $90,000.

Preferred C Stock

On June 22, 2015, the Company issued 90,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 30,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

On June 29, 2015, the Company issued 120,000,000 shares of Class A Stock pursuant to the exchange agreement with our CEO in exchange for 40,000,000 shares of Preferred C Stock. As the stock was converted within the terms of the agreement, no gain or loss was recognized as a result of the exchange.

Debt Conversion

Originated March 28, 2014, an unsecured $25,000 promissory note payable, including a $5,000 loan origination fee, owed to Star Financial, a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 28, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,390 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $2,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 7,400,000 shares of common stock on June 29, 2015. The share price on June 29,2015 was $0.0122, which equals consideration given of $90,280; which when compared to the reduction in debt of $18,500 leads to a loss on conversion of $71,780.

Originated March 26, 2014, a $37,500 unsecured promissory note payable, including a $7,500 loan origination fee, owed to GG Mars Capital, Inc., a corporation owned by an immediate family member of the Company’s CEO. The note carries a 15% interest rate, matured on May 26, 2014. In addition, a loan origination fee consisting of 3,000,000 shares of Convertible Series C Preferred Stock valued at $2,928 was issued as consideration for the loan, and is being amortized on a straight line basis over the life of the loan. The note also carried a liquidated damages fee of $1,500 upon default, which was amended and removed on September 19, 2014. This note was converted outside the terms of the agreement into 9,000,000 shares of common stock on June 29, 2015. The share price on June 29, 2015 was $0.0122, which equals consideration given of $109,800; which when compared to the reduction in debt of $37,500 leads to a loss on conversion of $72,300.

Debt Conversions into Class A Common Stock – Related Parties

On April 3, 2015, the Company issued 45,600 shares of Class A Common Stock pursuant to the conversion of $2,000 of convertible debt held by Star Financial Corporation, a company owned by our CEO’s family member, a related party, which consisted of $2,000 of principal.. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On April 14, 2015, the Company issued 80,000 shares of Class A Common Stock pursuant to the conversion of $5,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $5,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

On June 28, 2015, the Company issued 4,000,000 shares of Class A Common Stock pursuant to the conversion of $4,000 of convertible debt held by GG Mars, a company owned by our CEO’s family member, a related party, which consisted of $4,000 of principal. The note was converted in accordance with the conversion terms; therefore no gain or loss has been recognized.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On September 24, 2014, St. George Investments, LLC (“note holder”) presented the Company with a notice of default. In accordance with the default provisions, the note shall accrue interest at twenty two percent (22%) per annum effective April 1, 2014. The unsecured convertible promissory note with $41,900 of principal outstanding (“First St. George Note”) matured on June 5, 2014 and was in default effective April 1, 2014 pursuant to Section 3.2 of the Note. The principal is convertible into shares of common stock at the discretion of the note holder at a price equal to sixty percent (60%) of the average of the two lowest trading bid prices of the Company’s common stock for the ten (10) trading days prior to the conversion date, or $0.00005 per share, whichever is greater. The debt holder is limited to owning 4.99% of the Company’s issued and outstanding shares. In accordance with the default provisions, the outstanding balance prior to the occurrence of default shall increase to 150% of the outstanding balance of principal and interest a maximum of two times. In addition, the note holder was precluded from clearing the conversion of 100,000 shares of common stock received pursuant to a March 7, 2014 conversion of $15,000 of outstanding principal until September 10, 2014 (“Late Clearing Adjustment Amount”). Pursuant to Section 1.6(g) of the Note, the note holder is entitled to increase the outstanding balance of the Note by the Late Clearing Adjustment Amount of $25,000. As a result of the Late Clearing Adjustment Amount and Note defaults on April 1, 2014 and June 5, 2014, the principal and interest on the First St. George Note has increased to $136,738 as of September 24, 2014.

On November 7, 2014, Epazz, Inc. (the “Company”) signed a forbearance agreement with St. George Investments, LLC, which changed the outstanding balance to $75,000 with interest accruing at the rate of 8% per annum, compounding daily, based on a 360-day year, commencing on the date. The Company has the right to repay the note at any time.

As of August 3, 2015, the note with St. George was fully paid.

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

EPAZZ, INC.

DATED: August 17, 2015	By: /s/ Shaun Passley
Shaun Passley, Ph.D.
Chief Executive Officer (Principal Executive Officer), President, Chief Financial Officer (Principal Accounting Officer), and Director

